Form 10-Q
period 1996-03-31
LENFEST COMMUNICATIONS INC
filed 1996-05-15
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from          to
                                              ----------  ----------

                         Commission file number 33-96804
                                                --------

                          LENFEST COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         23-2094942
          --------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

                       1105 North Market St., Suite 1300,
                                 P.O. Box 8985,
                           Wilmington, Delaware 19899
                       -----------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                         -----   -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of May 13, 1996: 158,896 shares of Common Stock, $0.01 par value per share.

                          LENFEST COMMUNICATIONS, INC.

                                      Index
                                      -----

                                                                     Page
                                                                     ----

Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Report on Review by Independent Certified
                  Public Accountants

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1996 (unaudited) and as of
                  December 31, 1995

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 1996
                  (unaudited) and March 31, 1995 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996
                  (unaudited) and March 31, 1995 (unaudited)

                  Notes to Condensed Consolidated Financial
                  Statements

                  Statement by Management Concerning Review of
                  Interim Financial Information by Independent
                  Certified Public Accountants

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Part II.  Other Information
          -----------------

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information

         Item 1.  Financial Statements

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PRESSMAN CIOCCA & SMITH
Hatboro, Pennsylvania
May 10, 1996

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    March                December
                                                                                  31, 1996               31, 1995
                                                                                --------------         --------------
                                                                                 (Unaudited)                (*)
ASSETS
  Cash and cash equivalents                                                     $      19,469          $     164,943

  Marketable securities                                                                83,342                169,581

  Accounts receivable - unrelated parties, less allowance
    for doubtful accounts of $1,014 in 1996 and $1,104 in 1995                         16,994                 12,701

  Accounts receivable - affiliate                                                       2,280                    103

  Notes receivable                                                                     26,585                     86

  Inventories                                                                           4,023                  4,932

  Prepaid expenses                                                                      3,532                  3,946

  Property and equipment, net of accumulated depreciation
   of $262,594 in 1996 and $327,096 in 1995                                           381,217                211,780

  Investments, principally in affiliates                                               51,357                 59,482

  Goodwill, net of amortization of $23,216 in 1996 and
   $22,390 in 1995                                                                     75,910                 52,874

  Deferred franchise costs, net of amortization of $114,156 in
   1996 and $126,796 in 1995                                                          509,645                133,525

  Other intangible assets, net of amortization of $10,485 in
   1996 and $10,495 in 1995                                                            35,259                 33,804

  Deferred Federal tax asset, net                                                      45,234                 14,707

  Other assets                                                                          7,098                  2,569
                                                                                --------------         --------------

                                                                                $   1,261,945          $     865,033
                                                                                ==============         ==============

(*)  Condensed from audited financial statements.

See independent certified public accountants' review report and accompanying notes.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)


                                                                                    March                December
                                                                                  31, 1996               31, 1995
                                                                                --------------         --------------
                                                                                 (Unaudited)                (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                            $   1,269,769          $     831,010

  Accounts payable and accrued expenses - unrelated parties                            46,688                 33,926

  Accounts payable - affiliate                                                         10,257                  7,205

  Deferred state tax liability                                                          9,141                  9,940

  Customer service prepayments and deposits                                             8,585                  9,255

  Investment in Garden State Cablevision, L.P.                                         17,598                 15,451
                                                                                --------------         --------------

                                                    TOTAL LIABILITIES               1,362,038                906,787

MINORITY INTEREST in equity of consolidated subsidiaries                                3,565                  3,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                   2                      2

  Additional paid-in capital                                                           50,747                 50,747

  Unrealized gain (loss) on marketable securities, net of deferred
    taxes                                                                             (18,371)                40,410

  Cumulative foreign currency translation adjustment,
    net of deferred taxes                                                              11,042                  7,560

  Accumulated deficit                                                                (147,078)              (143,911)
                                                                                --------------         --------------
                                                                                     (103,658)               (45,192)
                                                                                --------------         --------------

                                                                                $   1,261,945          $     865,033
                                                                                ==============         ==============

(*) Condensed from audited financial statements.

See independent certified public accountants' review report and accompanying notes.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                  1996              1995
                                                                                -----------      ------------
REVENUES                                                                        $   80,367       $    64,106

OPERATING EXPENSES
  Service                                                                            6,492             4,794
  Programming - from affiliate                                                      11,256             9,396
  Programming - other cable                                                          4,881             4,024
  Programming - non-cable                                                            3,094             2,720
  Selling and marketing                                                              3,273             1,895
  General and administrative                                                        14,878            11,786
  Cost of sales - equipment                                                          1,775             2,072
  Depreciation                                                                      14,066            12,372
  Amortization                                                                       8,049             5,686
                                                                                ----------       -----------
                                                                                    67,764            54,745
                                                                                ----------       -----------

                                       OPERATING INCOME                             12,603             9,361

OTHER INCOME (EXPENSE)
  Interest expense                                                                 (19,881)          (14,279)
  Equity in net (losses) of unconsolidated affiliates                               (7,185)           (3,092)
  Net gain on sales of securities                                                       27            13,115
  Gain on disposal of partnership interest                                           6,974                --
  Other income (net)                                                                 3,945             1,185
                                                                                ----------       -----------
                                                                                   (16,120)           (3,071)
                                                                                ----------       -----------

                                       INCOME (LOSS) BEFORE INCOME TAXES            (3,517)            6,290

INCOME TAX (EXPENSE) BENEFIT                                                           350            (2,283)
                                                                                ----------       -----------

                                       NET INCOME (LOSS)                            (3,167)            4,007

BEGINNING ACCUMULATED DEFICIT                                                     (143,911)         (125,677)
                                                                                ----------       -----------
                                       ENDING ACCUMULATED DEFICIT               $ (147,078)      $  (121,670)
                                                                                ===========      ============

See independent certified public accountants' review report and accompanying notes.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                    1996                   1995
                                                                                --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $      (3,167)         $       4,007
  Adjustments for noncash charges                                                      19,526                  9,737
  Changes in assets and liabilities                                                    13,609                 (5,226)
                                                                                -------------          -------------
                                       NET CASH PROVIDED BY
                                       OPERATING ACTIVITIES                            29,968                  8,518

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisitions of cable systems                                                      (576,132)                   --
  Non-cable acquisition                                                                (1,100)                  (198)
  Purchases of property and equipment                                                  (8,479)               (11,320)
  Proceeds from sales of marketable securities                                          1,374                 14,344
  Purchases of marketable securities                                                     (185)                  (846)
  Loans to Australis Media                                                            (26,530)                    --
  Investments in and loans and advances to unconsolidated
    affiliates                                                                         (2,864)                (9,349)
  Distributions and loans and advances from unconsolidated
    affiliate                                                                             729                     72
  Other investing activities                                                             (764)                    60
                                                                                -------------          -------------
                                       NET CASH (USED BY)
                                       INVESTING ACTIVITIES                          (613,951)                (7,237)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                   438,720                  5,000
  Debt reduction:
    Notes                                                                                  --                (10,000)
    Obligations under capital leases                                                      (13)                    (7)
  (Increase) in other intangible assets - financing                                      (198)                  (154)
                                                                                -------------          -------------

                                       NET CASH PROVIDED BY (USED BY)
                                                 FINANCING ACTIVITIES                 438,509                 (5,161)
                                                                                -------------          -------------

                                       NET (DECREASE) IN CASH
                                         AND CASH EQUIVALENTS                        (145,474)                (3,880)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           164,943                  4,302
                                                                                -------------          -------------
                                       CASH AND CASH EQUIVALENTS
                                                AT END OF PERIOD                $      19,469          $         422
                                                                                ==============         =============

See independent certified public accountants' review report and accompanying notes.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations
- ----------------------------------------------------------

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the Company), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of March 31, 1996, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1996 and 1995.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 29, 1996. The results of operations for the periods ended March 31, 1996 and 1995, are not necessarily indicative of operating results for the full year.

Prior period financial statements have been reclassified to conform with current period presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment sold by the Company's promotional and advertising subsidiaries.

Inventories are summarized as follows:

                                           March 31,          December 31,
                                             1996                1995
                                        --------------       --------------
                                              (Dollars in thousands)

Raw materials                          $       2,823         $       3,428
Finished goods and work-in process             1,200                 1,504
                                       -------------         -------------

                                       $       4,023         $       4,932
                                       =============         =============


NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                Three Months Ended
                                                    March 31,
                                       ------------------------------------
                                            1996                  1995
                                       --------------        --------------
                                             (Dollars in thousands)

Cash paid during the period for
  Interest                             $        3,932        $      16,707
                                       ==============        =============
  Income taxes                         $           --        $          --
                                       ==============        =============

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, (continued)

Supplemental Schedule Relating to Acquisitions

                                               1996                  1995
                                         --------------        --------------
                                               (Dollars in thousands)

Property and equipment                   $     161,896         $       1,347
Goodwill and other intangible assets            22,075                 6,158
Deferred franchise costs                       388,761                     -
Other assets                                     4,500                     -
Customer prepayments and deposits                    -                  (307)
                                         -------------         -------------
                                               577,232                 7,198
Amount financed                                     --                 7,000
                                         -------------         -------------

                     NET CASH PAID        $    577,232         $         198
                                         ==============        =============


Noncash Investing and Financing Transactions

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,053,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,781,000 and a fair market value of $10,755,000, and the right to purchase a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less preliminary settlement adjustments of $9,219,000 for a Wilmington, Delaware and surrounding area cable television system. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $6,974,000, which represents the excess of the market value of the partnership interest over its book value has been included in the statement of operations.

In 1995, the Company financed its $19,240,000 loan to Australis Media Limited and $20,000,000 of its additional investment in Garden State Cablevision, L.P., $10,000,000 of which was borrowed from a stockholder and then repaid.

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

On February 29, 1996, the Company acquired four cable television systems from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, Pa. and in Vineland and Atlantic City/Pleasantville, N.J., pass approximately 358,000 homes and serve approximately 282,000 basic subscribers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The Company paid for a fifth system, located in Gettysburg, Pa., but did not take title to it. The Company is managing the system and has signed an agreement to transfer it to GS Communications, Inc. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility, and the remaining proceeds from a public offering of debt securities in November 1995.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)

NOTE 4 - NEW BUSINESS AND ACQUISITIONS, (continued)

Effective February 12, 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area and its 41.67% partnership interest in Bay Cable Advertising for the Wilmington, Delaware and surrounding area cable television system, owned by a subsidiary of Tele-Communications, Inc. ("TCI"). In connection with the exchange, the Company acquired the right to purchase a cable system for approximately $54 million. This right, along with the underlying cable television system assets, were included with the assets transferred to TCI. For financial reporting purposes, the Company is accounting for this exchange as a nonmonetary exchange of productive assets in accordance with Accounting Principles Board Opinion Number 29, whereby the assets acquired are valued at the historical cost values of the assets disposed. (See Note 3). The acquisition of these cable systems were financed with proceeds from the Company's public offering of debt securities in November 1995.

On June 23, 1995, the Company, through its newly formed subsidiary, Lenfest South Jersey Investments, Inc. purchased the remaining 40% minority general partnership interest in South Jersey Cablevision Associates for $8,838,000.

On January 10, 1995, the Company, through its subsidiary, Lenfest Jersey, Inc., acquired a 10.005% general partnership interest in Garden State Cablevision, L.P. for $29,250,000, increasing its ownership to a total of 50% of the partnership.

On January 4, 1995, the Company acquired all of the general and limited partnership interests of OPM Real Estate, L.P., a company that provided microwave transmission services throughout Delaware, Maryland and Virginia, for a price of $7,500,000 before deductions for customer prepayments and deposits. The Company acquired these interests through MicroNet Diversified Investments, Inc. and MicroNet Delmarva, Inc., newly formed, wholly owned subsidiaries of MicroNet, Inc., a wholly owned subsidiary of the Company. Immediately upon acquisition, the name of the limited partnership was changed to MicroNet Delmarva Associates, L.P. ("Associates"). As an indirect, wholly owned subsidiary of the Company, Associates is included in the consolidated financial statements of the Company. This acquisition was financed in part by a $7,000,000 credit facility issued by PNC Bank, N.A., to MicroNet, Inc.

NOTE 5 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

The Company, through several subsidiaries, owns non-controlling equity interests in several general partnerships and corporations. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loans and advances to these unconsolidated affiliates to the extent they exist.

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company now serving approximately 202,000 subscribers in Southern New Jersey. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the initial investment in Garden State in the amount of $17,598,000 and $15,451,000 at March 31, 1996 and December 31, 1995, respectively.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)

NOTE 5 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the three months ended March 31, 1996 and 1995, is as follows:

                                             1996                  1995
                                        --------------        --------------
Results of Operations

Revenues                                $      24,179         $     22,997
Operating expenses                            (10,826)             (10,258)
Depreciation and amortization                 (12,076)             (11,604)
                                        -------------         ------------

                OPERATING INCOME                1,277                1,135

Interest expense                               (4,313)              (5,024)
Other expense                                  (1,451)              (1,381)
                                        -------------        -------------

                        NET LOSS        $      (4,487)       $      (5,270)
                                        =============        =============


NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 1, 1993, the Federal Communications Commission ("FCC") adopted regulations ("Rate Rule I") under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to subscribers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's regulated services under the jurisdiction of local franchising authorities and the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The FCC's rate regulations became effective on September 1, 1993. Under Rate Rule I, the regulated services were evaluated against competitive "benchmark" rates established by the FCC. Cable operators could justify basic and service tier rates that were above the benchmarks by using reasonable cost-of-service principles. During 1995, the FCC announced its revised benchmark rules ("Rate Rule II") and its interim cost-of-service rule. Rate Rule II revised the benchmark formulas established by the FCC in 1993 and is applied prospectively from May 15, 1994. Rate Rule II requires cable operators to reduce existing rates to the higher of (i) the rates calculated using the revised benchmarks or
(ii) a level 17 percent below such cable operators' rates as of September 30, 1992, adjusted for inflation and certain increases in programming costs. Rates may be increased periodically to reflect inflation and increases in certain external costs. In addition, rates may be increased for tier service when new programming channels are added. At the end of 1995, the FCC adopted final cost of service rules ("COS Rule"). Cable operators which cannot or do not wish to comply with Rate Rule II may choose to justify their existing rates under the COS Rule. This rule establishes a cost-of-service rate system which evaluates the rates charged by cable operators based on their operating expenses and capital costs.

The Company believes that it has complied in all material respects with the provision of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a cable system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993, or one year prior to the Refund Order issued by the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems rates are successfully challenged by franchising authorities is not considered to be material.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES, (continued)

The News Corporation Limited ("News") has filed an action against the Company for unspecified damages in the Supreme Court of New South Wales, Australia. The action claims that the Company violated an alleged oral agreement it made to inform News prior to taking any steps to effect a recapitalization plan for Australis Media Limited. The Company does not believe that the suit has merit. The action relates to the recapitalization plan for Australis Media Limited commenced on April 19, 1996, and completed on May 10, 1996. (See Note 7).

On March 28, 1996, the Company signed an agreement to acquire from Cable TV Fund 14-A, Ltd, an affiliate of Jones Intercable, Inc., its Turnersville, New Jersey cable television system for a purchase price of approximately $84.5 million, subject to certain adjustments. At the closing, which is expected to occur in the fourth quarter of 1996, the Company expects that the Turnersville System will have approximately 36,300 basic subscribers.

H.F. Lenfest, the Company's president and chief executive officer, and TCI have jointly and severally guaranteed a $75 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The amount of such guaranty will be reduced to $35 million upon Australis providing a letter of credit in connection with such licenses. In addition, in February 1996, Mr. Lenfest provided his personal guaranty of an approximately $18.7 million loan to Lenfest Australis, Inc. by two commercial banks. The Company has agreed to indemnify Mr. Lenfest against losses incurred by him in connection with his guarantees to the fullest extent permitted under the Company's debt obligations. Mr. Lenfest has unilaterally agreed to limit the amount of the indemnity he would seek to the amount available under the Company's bank credit facility.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $562 million). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached his duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit and their intention to defend this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company is obligated to purchase additional shares of stock valued at a total of 49.8 million French francs (approximately $9,884,000) in Videopole for the years 1996-1997. The Company's future commitment in dollars is subject to change in the exchange rate.

NOTE 7 - SUBSEQUENT EVENTS

On April 30, 1996, the Company acquired all of the assets of two cable television systems located in Southern New Jersey for an aggregate purchase price of approximately $27 million, subject to certain adjustments. One of the systems is an overbuild of a system presently owned by the Company. The systems serve approximately 13,600 basic subscribers.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS, (continued)

Effective May 10, 1996, the Company guaranteed $75 million of a $125 million bank credit facility issued to Australis Media Limited by Toronto Dominion Australia Limited. To fund its guaranty, if it is called, the Company obtained a stand-by $75 million Senior Subordinate Credit Facility from The Toronto-Dominion Bank. In consideration of the guaranty, the Company will receive, after shareholder approval which is expected to be obtained, approximately 31.3 million options exercisable at A$.20 (approximately $.16) per share at anytime before December 31, 1998. The Company also has the right to convert any portion of the amount guaranteed into ordinary shares or convertible debentures at A$.545 (approximately $.435) per security, on or before December 31, 1998.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca & Smith, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of Pressman Ciocca & Smith is included in Part I, Item 1.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

                  Substantially all of the Company' revenues are earned from subscriber fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters and remote control devices and installations). Recent federal law and regulations, including the decision to re-regulate certain aspects of the cable television industry, have affected the Company's ability to increase or restructure its rates for certain services. These re-regulation activities are intended to reduce customer rates for basic cable television service and limit future rate increases.

                  The Company has generated increases in revenues, operating income and cash flow for the three months ended March 31, 1996 primarily through acquisitions and to a lesser extent through internal subscriber growth. The high level of depreciation and amortization associated with the Company's acquisitions and capital expenditures, and interest costs related to its financing activities have caused the Company to report net losses. Management believes that such net losses are common for cable television companies and that the Company may continue to incur net losses in the future. In order for the Company to reach profitability, management believes that the Company must maintain on average an annual growth rate in homes passed of 2%, an annual growth rate of 3-4% in basic subscribers, an annual average increase in basic and cable programming services revenues of 6% and an annual average increase in unregulated revenues, such as pay-per-view, advertising and home shopping, of 15-20%. Management does not expect the Company to generate net income prior to 1998.

Results of Operations

                  The following tables, which are derived from, and should be read in conjunction with, the Company's Consolidated Financial Statements, set forth the historical percentage relationship of the components of operating income for the periods indicated. The tables provide information on the Company's predominant business unit, its Core Cable Television Operations, and for the Company as a whole. The Core Cable Television Operations historically have achieved better results than have the Company's non-cable, communications-related business subsidiaries.

                              CONSOLIDATED RESULTS


===========================================================================================================
                                                                               Percentage of Revenues
                                                                                 Three Months Ended
                                                                                      March 31
- -----------------------------------------------------------------------------------------------------------
                                                                           1996                       1995
- -----------------------------------------------------------------------------------------------------------
Revenues                                                                   100.0%                     100.0%
- -----------------------------------------------------------------------------------------------------------
Programming expenses                                                        23.9                       25.2
- -----------------------------------------------------------------------------------------------------------
Selling, general & administrative                                           22.6                       21.3
- -----------------------------------------------------------------------------------------------------------
Technical and other                                                         10.3                       10.7
- -----------------------------------------------------------------------------------------------------------
Depreciation & amortization                                                 27.5                       28.2
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
Operating income                                                            15.7                       14.6
===========================================================================================================



               CORE CABLE TELEVISION OPERATION (RESTRICTED GROUP)

===========================================================================================================

                                                                               Percentage of Revenues
                                                                                 Three Months Ended
                                                                                      March 31
- -----------------------------------------------------------------------------------------------------------
                                                                           1996                       1995
- -----------------------------------------------------------------------------------------------------------
Revenues                                                                   100.0%                     100.0%
- -----------------------------------------------------------------------------------------------------------
Programming expenses                                                        23.4                       24.4
- -----------------------------------------------------------------------------------------------------------
Selling, general & administrative                                           19.6                       19.3
- -----------------------------------------------------------------------------------------------------------
Technical and other                                                          7.3                        6.4
- -----------------------------------------------------------------------------------------------------------
Depreciation & amortization                                                 29.3                       29.2
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
Operating income                                                            20.4                       20.7
===========================================================================================================


Three months ended March 31, 1996 compared with three months ended March 31,
1995

            Assets for the Company increased overall 45.9% to approximately $1.3 billion over the December 31, 1995 year-end. There were large increases in deferred franchise costs of 282% to approximately $510 million and in property, plant and equipment of 80% to approximately $381 million. In both cases, the increases were primarily attributable to the Wilmington Exchange (as defined below) and the Sammons Acquisition (as defined below) (collectively, the "Acquisitions"). Notes receivable increased to approximately $26.6 million due to loans to an affiliate, Australis Media, Limited. Likewise, the total liabilities of the Company increased overall 50.2% to approximately $1.4 billion over the comparable three-month period of the prior year due largely to the Acquisitions. The largest increases were in accounts payable of 38.5% to approximately $57 million, and an increase of 52.8% to approximately $1.3 billion for notes payable, in each case as a result of the Acquisitions.

            Revenues for the Company increased 25.4% to approximately $80.4 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of a 29.8% increase in revenues from the Company's Core Cable Television Operations. The increase was primarily attributable to the Acquisitions.

            Operating expenses increased 23.6% to approximately $67.7 million (84% of total revenues) in the 1996 three-month period. Depreciation and amortization increased 22.5% to approximately $22 million (27.5% of total revenues) in the 1996 three-month period. All increases were due largely to the Acquisitions.

            Interest expense increased 39.2% to approximately $19.9 million in the 1996 three-month period. The increase was primarily the result of additional indebtedness associated with the Public Notes issued in November 1995 and borrowings under the Company's Bank Credit Facility for the purpose of funding acquisitions.

            Other income decreased by approximately $7.4 million to approximately $3.8 million in the 1996 three-month period due largely to losses on equity investments in unconsolidated affiliates held by the Company's non-cable subsidiaries (the "Unrestricted Subsidiaries"). In addition, in the comparable 1995 three-month period other income included an approximate $13 million gain on the sale of marketable securities.

Core Cable Television Operations

            Revenues increased 29.8% to approximately $69 million in the 1996 three-month period as compared to the 1995 three-month period. Premium service revenues grew by 51.2% to approximately $17.4 million. Pay-per-view revenues increased 106.7% to approximately $2 million. Equipment rental revenue increased by 58.4% to approximately $2.2 million. All the increases are primarily attributable to the acquisition of cable television systems serving approximately 297,200 subscribers as well as internal growth of approximately 6,900 subscribers during the first quarter 1996.

            In the 1996 three-month period, programming expense increased 24.3% to approximately $16.1 million (23.4% of revenues of Core Cable Television Operations) as a result of an increase in rates charged to the Company by the suppliers of services in proportion to the increase in the number of basic cable television subscribers served by the Company. Selling, general and administrative expense increased 31.6% to approximately $13.5 million (19.6% of total revenues of Core Cable Television Operations) as a result of cost of living increases related to employee salaries and increased number of employees attributable to the acquisitions. Technical and other expenses increased 48.7% to approximately $5 million (7.3% of total revenues of Core Cable Television Operations) as compared to the 1995 three-month period. Depreciation and amortization increased 30.9% to approximately $20.4 million as a result of acquisitions.

            Operating income increased 28.4% to approximately $14.1 million (20.4% of total revenues of Core Cable Television Operations), as the increase in revenues more than offset the increases in other operating expenses due largely to the acquisition of approximately 281,000 subscribers in the last month of the 1996 three-month period.

Unrestricted Subsidiaries

       Revenues increased 3.6% to approximately $11.3 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of increased activity in the satellite transmission, promotional services, and increased equipment sales of the Company's MicroNet and StarNet subsidiaries.

            Programming expense decreased 1.9% to approximately $3 million, selling, general and administrative expense increased 35.8% to approximately $4.6 million; and technical and other expense increased 3% to approximately $1.4 million. The technical and other expense increase is primarily attributable to the increased development expenses incurred by the Company's StarNet Development, Inc. subsidiary. Depreciation and amortization decreased 29.8% to approximately $1.8 million in the 1996 three-month period as compared to the 1995 three-month period.

            Operating loss was approximately $1.4 million as compared to an approximate $1.6 million loss in the prior period.

            Interest expense amounted to approximately $0.5 million. The loss before income taxes increased by approximately $0.8 million in the 1995 three-month period to approximately $6.9 million.

Recent Accounting Pronouncements

            The Financial Accounting Standards Board has issued its Statement 123 on accounting for stock-based compensation, which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. Statement 123 is effective for calendar year 1996; however it does not apply to the Company because the Company does not have stock options or stock compensation.

Liquidity and Capital Resources

            The Company's businesses require cash for operations and for capital expenditures. In addition, the Company has followed a strategy of expansion through selective acquisitions of cable television systems and communications-related businesses for cash. As of March 31, 1996, the Company has committed to purchase three cable television systems for an aggregate cash purchase price of approximately $111.5 million.

            To date, cash requirements have been funded by cash flow from operations and borrowings. At March 31, 1996, the Company had aggregate senior debt of approximately $1.24 billion and bank debt at the subsidiary level of approximately $25.7 million. The senior debt consisted of three debt obligations in the amount of approximately $75 million, $31.5 million and $14.2 million (collectively, the "Private Placement Notes"), the Company's $700 million in principal amount of 8 3/8% Senior Notes Due 2005 ("Public Notes") and a $600 million bank credit facility (the "Bank Credit Facility") consisting of a $400 million term loan and $20 million borrowed under the $200 million revolving credit facility portion of the Bank Credit Facility. The Company issued the Private Placement Notes from 1988 to 1991 in connection with refinancing of revolving bank debt, initially incurred to make acquisitions. The Company issued the Public Notes on November 14, 1995 pursuant to a registration statement on Form S-1 and used a portion of the approximately $685.7 million net proceeds (a) to retire then existing bank debt and a portion of the Private Placement Notes, (b) to fund the Company's obligation to acquire cable television system assets valued at approximately $45 million in order to complete the tax-free exchange ("Wilmington Exchange") of the Company's cable television assets located in the Oakland, California area (and such newly acquired assets) for cable television assets owned by a subsidiary of TeleCommunications, Inc. ("TCI") and located in the Wilmington, Delaware area ("Wilmington System") and (c) to fund approximately $106.6 million of the approximately $531 million (including the reimbursement of approximately $2 million in capital expenditures) purchase price for the acquisition of cable television systems in Pennsylvania and New Jersey (the "Sammons Acquisition") from Sammons Communications, Inc. ("Sammons") . On February 29, 1996, the Company borrowed $400 million under the term loan portion of the Bank Credit Facility and approximately $20 million under the revolving credit portion of the Bank Credit Facility to fund a portion of purchase price for the Sammons Acquisition.

      The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations on the Private Placement Notes, Public Notes and the Bank Credit Facility when due. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by the subsidiaries of the Company.

      Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges was approximately $16.5 million for the three months ended March 31, 1996 compared to approximately $13.7 million for the three months ended March 31, 1995. The increase in cash flow was a result of the completion of the Wilmington Exchange, the Sammons Acquisition and the realization of the full effect of rate increases which were implemented in 1995. During the 1996 three-month period the Company was required to make interest payments of approximately $3.9 million on its outstanding debt, whereas during the 1995 three-month period the Company was required under its then existing debt obligations to make interest payments of approximately $16.7 million.

      For the period 1996 through 2000, the Company's Core Cable Television Operations expect to incur approximately $300 million in capital expenditures related to its upgrade program and approximately $150 million for routine maintenance capital expenditures. At March 31, the Company has expended approximately $8.5 million.

      The Company is obligated to make additional investments of FF49.8 million in 1996 and 1997 (approximately $9.9 million in the aggregate, subject to currency exchange rate fluctuations) related to its indirect investment in Videopole. The foregoing amounts assume that the Company will be required to make the investments required to be provided by the Company's joint venture partner, TCI. Any funds provided by the Company as a result of the failure by TCI to make its required investments will result in an adjustment to the partnership interests. The Company made payments on behalf of TCI in 1995 and expects to continue to make such payments.

      Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1996 through 1999 are $6.6 million ($845,000 of which is payable to a principal stockholder), $5.1 million (of which $891,000 is payable to a principal stockholder), $4.4 million (of which $938,000 is payable to a principal stockholder) and $2.3 million (of which $988,000 is payable to a principal stockholder), respectively.

      The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2009. Management bases its expectation on its belief that depreciation and amortization expense will level off and that interest expense will decline as debt is repaid, resulting in higher levels of pre-tax income.

      The Company is a party to several interest rate cap and swap agreements to reduce the impact of changes in interest rates on its floating rate indebtedness which will become outstanding under the Bank Credit Facility. In the second quarter of 1995, the Company entered into an interest rate swap agreement having a notional principal amount of $200 million to reduce its exposure to fluctuations in interest rates. The Company has maintained these agreements in anticipation of incurring additional floating rate indebtedness under the Bank Credit Facility. The Company will have exposure to changes in interest rates during any period that the Company was floating rate indebtedness outstanding. The Company does not ordinarily enter into interest rate or currency hedge agreements except as described above.

      The Company, through its Lenfest Australia, Inc. subsidiary, holds an equity investment in Australis Media Limited ("Australis"), an Australian public company which provides programming via MMDS and DBS licenses to substantially all of Australia's major population centers. As of March 22, 1996, the investment had a fair value of approximately U.S. $81.9 million. On March 29, 1996 Australis' securities were suspended from trading on the Australian exchange pending an announcement from Australis regarding is recapitalization plans.

      On January 19, 1996, Lenfest Australia, Inc. loaned Australis approximately U.S. $18.5 million on an unsecured basis. Such loan had an original due date of February 26, 1996 which has been extended to the earlier of August 1, 1996 or the refinancing by Australis of the Australis Credit Facility (defined below). The Company loaned the funds to Lenfest Australia, Inc. on an intercompany basis. On February 29, 1996, Lenfest Australia, Inc. entered into a credit facility (as subsequently amended, the "Lenfest Australia Credit Facility") with two of the banks which are parties to the Bank Credit Facility. The amount borrowed was approximately $18.7 million, which was used to repay the intercompany advance from the Company and transaction costs associated with the loan to Lenfest Australia, Inc. The Lenfest Australia Credit Facility is an interest only, unsecured facility which must be repaid on the earlier of repayment of the loans by Australis and August 29, 1996. As a condition to granting their consent to the Lenfest Australia Credit Facility, the lenders under the Bank Credit Facility required the Company to agree to reduce the aggregate principal amount available for advances under the revolving credit portion of the Bank Credit Facility by $20 million so long as any portion of the Lenfest Australia Credit Facility remains outstanding. As a result, at March 31, 1996 the Company had available approximately $160 million under the revolving credit facility. In March and April 1996, the Company loaned an additional U.S. $15.5 million to Australis from cash on hand. These loans were repaid, with interest, on May 11, 1996.

      The Company and certain other equity investors in Australis (collectively, the "Australis Guarantors") have agreed to assist in a recapitalization of

Australis. On May 10, 1996, Australis, a bank (which is an affiliate of a lender under the Bank Credit Facility) and the Australis Guarantors entered into agreements which provide that the bank will lend Australis up to U.S. $125 million (the "Australis Bank Facility") and that the Australis Guarantors severally will guarantee borrowings under the Australis bank facility. The Company's several portion ("Australis Guaranty") is up to U.S. $75 million of the Australis Credit Facility. The agreement between Australis and the Australis Guarantors requires that Australis seek the approval of the Australis Guarantors of a business plan before Australis may draw additional funds under the Australis Bank Facility and that Australis grant warrants to purchase additional equity securities and provide certain other rights to the Australis Guarantors. The granting of the warrants and the rights is subject to Australian regulatory requirements and the prior consent of the Australis shareholders, both of which are expected to be satisfied or obtained. The Australis Bank Facility requires that it be repaid on or before October 31, 1996. Australis has announced that it plans to repay the Australis Credit Facility with the proceeds of long term financing. In connection with the closing on the Australis Credit Facility, Australis repaid the U.S. $15.5 million loans made by the Company in March and April 1996. The Company expects the U.S. $18.5 million loan by Lenfest Australia, Inc. to be repaid from the proceeds of the long term financing proposed by Australis. It was necessary for the Company to obtain the consent of certain of the holders of the Private Placement Notes to permit the Company to incur the Australis Guaranty. The holders of the Private Placement Notes consented by letter agreements dated May 2, 1996.

      To fund the Australis Guaranty, the Company entered into a stand-by U.S. $75 million Senior Subordinated Credit Facility ("Stand-by Facility") on May 2, 1996 with the Toronto-Dominion Bank (an affiliate of the lender under the Australis Bank Facility and one of the lenders under the Lenfest Australia Credit Facility). The terms of the Stand-by Facility provide that any loan will be subordinated to the senior lenders to the Company, be unsecured, be interest only, and be due on the first to occur of November 18, 1996, the issuance of public debt by Australis in an amount sufficient to repay the Australis Bank Facility or the issuance of additional public securities by the Company. In connection with the Stand-by Facility, it was necessary for the Company to amend the Bank Credit Facility to permit the creation of subordinated debt. The lenders under the Bank Credit Facility consented to the amendment on April 29, 1996 ("Second Amendment").

      Although the Company has approximately $160 million available under its Bank Credit Facility, the Company will be unable to make additional borrowings if the ratio of its senior debt to annualized operating cash flow ("Senior Debt Leverage Ratio") and the ratio of its total (senior and subordinated) debt to annualized operating cash flow ("Total Debt Leverage Ratio") are not in compliance with the leverage ratio requirements under its various borrowing agreements after giving effect to each borrowing and the use of proceeds of the borrowing. The Private Placement Notes require that the Company's Senior Debt Leverage Ratio and Total Debt Leverage Ratio be no more than 700% and 750%, respectively, through September 30, 1996, and 650% and 700%, respectively, thereafter. The Senior Notes require that the Company's Total Debt Leverage Ratio be no more than [800%]. The Bank Credit Facility, as amended by the Second

Amendment, requires that the Company's Senior Debt Leverage Ratio be no more than 690% through June 30, 1996, 650% from July 1, 1996 through September 30, 1996 and 625% from October 1, 1996 through December 31, 1996 and Total Debt Leverage Ratio be no more than 725% through September 30, 1996 and at the ratios required for Senior Debt Leverage Ratio thereafter. Management believes that the Company will be in compliance with the required Senior and Total Debt Leverage Ratios through December 31, 1996 and thereafter.

      As a result of the increase in the permitted Senior Debt Leverage Ratio under the Bank Credit Facility, the Company on April 30, 1996 completed the acquisition of two cable television systems for an aggregate purchase price of approximately $27 million. The acquisition of a third cable television system is expected to be completed in the fourth quarter of 1996 for approximately $84.5 million. Under the terms of the Bank Credit Facility, the Company is required to obtain the consent of the lenders under the Bank Credit Facility to acquire cable television assets for an aggregate purchase price in excess of $50 million. Management believes that such consent will be obtained.

       Management believes that cash flow generated from the operating activities of the Core Cable Television Operations will be sufficient to enable the Company for the foreseeable future to make capital expenditures, to meet operating expenses and pay the taxes of the Company and to service its indebtedness. The Company's ability to borrow funds to make additional investments in or acquisitions of cable television systems, including the completion of the acquisition of the cable television system presently expected to be completed in the fourth quarter of 1996, and to borrow funds under the Bank Credit Facility if required to repay the Lenfest Australia Credit Facility will require that the Company be in compliance with the Senior and Total Debt Leverage Ratios, or obtain the consent of the holders of the Company's indebtedness to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company would either be in compliance with such Debt Leverage Ratios or obtain the required consents. The Company is examining its alternatives for obtaining additional sources of funds on terms most advantageous to the Company and in a manner consistent with the Company's current debt obligations.

Inflation

      The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase subscriber rates to keep pace with the increase in inflation, although there may be timing delays.

Part II.   Other Information

      Item 1.  Legal Proceedings

      On May 3, 1996 the News Corporation Limited ("News") filed in the Supreme Court of New South Wales, Australia an action seeking unspecified damages as a result of the alleged violation by the Company of an alleged oral agreement to inform News prior to the Company taking any steps to effect a recapitalization plan for Australis. The Company believes that the suit is without merit.

      Item 5.  Other Information

      As of February 12, 1996, the Company completed the Wilmington Exchange. The Wilmington Exchange was the subject of a Report on Form 8-K and 8-K/A dated February 26, 1996 and April 26, 1996, respectively, both of which are incorporated herein by reference.

      On February 29, 1996, the Company completed the Sammons Acquisition. The Sammons Acquisition was the subject of a Report on Form 8-K and 8-K/A dated March 13, 1996 and May 13, 1996, respectively, both of which are incorporated herein by reference.

      Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

      The following Exhibits are furnished as part of this Report:

 ** 1             Underwriting Agreement between the Registrant and Salomon Brothers Inc. as representatives of the several underwriters, dated November 8, 1995.

  * 2.1           Amended and Restated Asset Exchange Agreement, dated September 8, 1995, between LenComm, Inc. and Lenfest West, Inc. and Heritage Cablevision of
                  Delaware, Inc.

  * 2.2           Asset Purchase Agreement, dated as of May 9, 1995, by and between TCI
                  Communications Inc. and Sammons Communications of New Jersey, Inc.,
                  Oxford Valley Cablevision, Inc., Sammons Communications of Pennsylvania,
                  Inc., NTV Realty, Inc., Capital Telecommunications, Inc. and AC
                  Communications, Inc.

  * 2.3           Assignment and Assumption Agreement, dated as of June 1,
                  1995, among TCI Communications, Inc., TKR Cable Company and
                  Lenfest Communications, Inc.

  * 2.4           Asset Purchase Agreement, dated as of September 7, 1995, by and between
                  Lenfest Atlantic, Inc. and Tri-County Cable Television Company.

  * 2.5           Letter Agreement, dated July 13, 1995, between Suburban Cable TV Co., Inc., and Service Electric Cable TV, Inc.

  * 2.6           Letter Agreement, dated August 12, 1995, between Suburban Cable TV Co.,
                  Inc., and Service Electric Cablevision, Inc.





 + 2.7            Assignment and Assumption Agreement, dated as of February 16, 1996, by and between Heritage Cablevision of Delaware, Inc. and Lenfest New Castle
                  County, a Delaware general partnership.

 + 2.8            Bill of Sale, Assignment and Assumption and Release, dated as of February 16,
                  1996, by and among Lenfest New Castle County, Heritage Cablevision of
                  Delaware, Inc. and The World Company.

 + 2.9            Asset Purchase Agreement, dated March 28, 1996, between Cable TV Fund 14-
                  A, Ltd. and Lenfest Atlantic, Inc.

 * 4.1            Form of Note.

** 4.2            Indenture between the Company and The Bank of New York, dated as of
                  November 1, 1995.

 *10.1            Credit Agreement, dated as of June 24, 1994, as amended
                  December 16, 1994 and January 10, 1995, among Lenfest
                  Communications, Inc., the Toronto-Dominion Bank and PNC Bank,
                  National Association, as Managing Agents, the Lenders and
                  Toronto-Dominion (Texas), Inc., as Administrative Agent.

 *10.2            Note Agreement, dated as of May 22, 1989, among Lenfest Communications,
                  Inc. and the Prudential Insurance Company of America with respect to
                  $50,000,000 10.69% Senior Notes due 1998.

 *10.3            Note Agreement, dated as of September 14, 1988 among Lenfest
                  Communications, Inc. and certain Institutions described therein with respect to
                  $125,000,000 10.15% Senior Notes due 2000.

 *10.4            Note Agreement dated as of September 27, 1991 among Lenfest
                  Communications, Inc. and Certain Institutions described therein with respect to
                  $100,000,000 9.93% Senior Notes due 2001.

 *10.5            Programming Supply Agreement, effective as of September 30, 1986, between
                  Satellite Services, Inc. and Lenfest Communications, Inc.

 *10.6            Lease dated as of May 1, 1990 by and between H.F. Lenfest and Marguerite
                  Lenfest and Suburban Cable TV Co. Inc.

 *10.7            Lease dated as of May 1, 1990 by and between H.F. Lenfest and Marguerite
                  Lenfest and Suburban Cable TV Co. Inc.

 *10.8            Lease dated as of May 24, 1990 by and between H.F. Lenfest and Marguerite
                  Lenfest and MicroNet, Inc.





 *10.9            Lease, dated as of June 20, 1991, as amended January 1, 1995, by and between
                  H.F. Lenfest and Marguerite Lenfest and StarNet, Inc. (as successor to NuStar).

 *10.10           Supplemental Agreement, dated December 15, 1981, by and between TCI Growth,
                  Inc., H.F. Lenfest, Marguerite Lenfest and Lenfest Communications, Inc. and Joinder
                  Agreement executed by LMC Lenfest, Inc.

 *10.11           Amendment to Supplemental Agreement, dated May 4, 1984 between Lenfest
                  Communications, Inc. and TCI Growth, Inc.

 *10.12           Agreement, dated July 1, 1990, between H.F. Lenfest, Marguerite B. Lenfest, Diane
                  A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation,
                  Telecommunications, Inc. and Liberty Media Corporation.

 *10.13           Agreement and Consent, dated as of November 1, 1990, by and among TCI
                  Development Corporation, TCI Holdings, Inc., TCI Liberty, Inc., Liberty Cable,
                  Inc., H.F. Lenfest, Marguerite B. Lenfest, H. Chase Lenfest, Brook J. Lenfest, Diane
                  A. Lenfest and Lenfest Communications, Inc.

 *10.14           Letter Agreement, dated as of December 18, 1991, among Liberty Media
                  Corporation, Lenfest Communications, Inc., Marguerite B. Lenfest, Diane A.
                  Lenfest, H. Chase Lenfest, Brooke J. Lenfest and the Lenfest Foundation.

 *10.15           Irrecovable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest,
                  each dated March 30, 1990.

 *10.16           Partnership Agreement of L-TCI Associates dated April 1993 between Lenfest
                  International, Inc. and UA-France, Inc.

 *10.17           Stock Pledge Agreement, dated May 28, 1993, between Lenfest York, Inc. and
                  CoreStates Bank, N.A., as Collateral Agent.

 *10.18           Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and
                  Farmers Trust Company as Collateral Agent.

 *10.19           Agreement, dated September 30, 1986, between Lenfest Communications, Inc. and
                  Tele-Communications, Inc.

 *10.20           Agreement for the Sale of Advertising on Cable Television Stations, dated as of
                  November 25, 1991 between Suburban Cable TV Co. Inc. and Cable AdNet
                  Partners.

**10.21           Letter Agreement, dated November 8, 1995, between the Company and The
                  Prudential Insurance Company of America.  (In accordance with Item 601 of
                  Regulation SK, agreements between the Company and J.P. Morgan Investment
                  Management Co. and Banker's Trust have not been filed because they are identical in all material respects to the filed exhibit.)





**10.22            Letter Agreement, dated November 8, 1995, between the Company and The Prudential
                   Insurance Company of America. (In accordance with Item 601 of Regulation SK, agreements between the Company and MLB Life Assurance Corp., Full & Co., AUSA
                   Life Insurance Company, Inc. and Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibit.)

**10.23            Letter Agreement, dated October 31, 1995, between the Company and PPM America.
                   (In accordance with Item 601 of Regulation SK, agreements between the Company and Unum Life Insurance Company of America and First Unum Life Insurance
                   Company, New York Life Insurance Co., SAFECO Life Insurance Co., American
                   Enterprise Life Insurance Company, IDS Life Insurance Company of New York and
                   Teachers Insurance and Annuity Association of America have not been filed because they are identical in all material respects to the filed exhibit.)

**10.24            Letter Agreement, dated November 9, 1995, between the Company and Unum Life
                   Insurance Company of America and First Unum Life Insurance Company.

**10.25            Credit Agreement, dated as of December 14, 1995, among Lenfest Communications,
                   Inc., The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank
                   of Texas, N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas),
                   Inc., as Administrative Agent.

 +10.26            First Amendment, dated as of February 29, 1996, to Credit Agreement, dated as of
                   December 14, 1995, by and among Lenfest Communications, Inc., The
                   Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas,
                   N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as
                   Administrative Agent.

 +10.27            Agreement, dated as of February 29, 1996, in favor of the Company by H.F.
                   Lenfest.

 +10.28            Credit Agreement, dated as of February 29, 1996, between Lenfest Australia, Inc.
                   and The Toronto-Dominion Bank and NationsBank of Texas, N.A. and Toronto-
                   Dominion (Texas), Inc. as Administrative Agent.

 +10.29            Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and
                   Surgical Laser Technologies, Inc.



 +10.30            Letter Agreement, dated November 30, 1995, between the Company and The
                   Prudential Insurance Company of America.

 +10.31            Letter Agreement, dated November 30, 1995, between the Company and The
                   Prudential Insurance Company of America. (In accordance with Item 601 of
                   Regulation SK, agreements between the Company and MLB Life Assurance Corp. and
                   Full & Co. have not been filed because they are identical in all material respects to the filed exhibit.)

  10.32            Form of Second Amendment, dated as of April 29, 1996, to Credit Agreement, dated as of December 14, 1995, by and among Lenfest Communications, Inc., The
                   Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas,
                   N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as
                   Administrative Agent.

  10.33            Form of Letter Agreement, dated May 2, 1996, between the Company and The
                   Prudential Insurance Company of America.

  10.34            Form of Letter Agreement, dated May 2, 1996, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation SK, agreements between the Company and ECM Fund, L.P.I and Equitable Life Assurance Society
                   have not been filed because they are identical in all material respects to the filed exhibit.)

  10.35            Form of Senior Subordinated Credit Agreement, dated as of May 2, 1996, between Lenfest Communications, Inc. and The Toronto-Dominion Bank.

  27.              Financial Data Schedule.


- ------------------------

 * Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-96804.

** Incorporated by reference to the Company's Report on Form 10-Q, dated December 22, 1995.

 + Incorporated by reference to the Company's Report on Form 8-K, dated February 26, 1996.

 + Incorporated by reference to the Company's Report on Form 10-K, dated March 29, 1996.

      (b)   Reports on Form 8-K

            The Company filed Reports on Form 8-K and 8-K/A dated February 26, 1996 and April 26, 1996, respectively, reporting on the Wilmington Exchange and providing proforma and audited financial information in connection with the completion of that transaction. The Company also filed Reports on Form 8-K and 8-K/A dated March 13, 1996 and May 13, 1996, respectively, reporting on the Sammons Acquisition and providing proforma and audited financial information in connection with the completion of that transaction.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LENFEST COMMUNICATIONS, INC.

  May 13, 1996               By: /s/ Harry F. Brooks
  ------------                   ---------------------------------------------
       Date                          Harry F. Brooks,
                                     Executive Vice President (authorized
                                     officer and Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                 Title or Description                                                             Page Number
- ------                 --------------------                                                             -----------
   10.32    Form of Second Amendment, dated as of April 29, 1996, to Credit
            Agreement, dated as of December 14, 1995, by and among Lenfest
            Communications, Inc., The Toronto-Dominion Bank, PNC Bank, National
            Association and NationsBank of Texas, N.A., as Arranging Agents, the
            Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

  10.33     Form of Letter Agreement, dated May 2, 1996, between the Company and
            The Prudential Insurance Company of America.

  10.34     Form of Letter Agreement, dated May 2, 1996, between the Company and
            The Prudential Insurance Company of America. (In accordance with
            Item 601 of Regulation SK, agreements between the Company and ECM
            Fund, L.P. I and Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibit.)

   10.35    Form of Senior Subordinated Credit Agreement, dated as of  May 2,
            1996, between Lenfest Communications, Inc. and The Toronto-Dominion
            Bank.

   27.      Financial Data Schedule.
