Form 10-Q
period 1996-06-30
LENFEST COMMUNICATIONS INC
filed 1996-08-14
CIK 1000450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------
                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 33-96804
                                                --------

                          LENFEST COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         23-2094942
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

                       1105 North Market St., Suite 1300,
                                 P.O. Box 8985,
                             Wilmington, Delaware         19899
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   ------
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of August 7, 1996: 158,896 shares of Common Stock, $0.01 par value per share.

                          LENFEST COMMUNICATIONS, INC.

                                      Index

                                                                            Page

Part I.  Financial Information

Item 1.   Financial Statements

          Report on Review by Independent Certified Public Accountants        4

          Condensed Consolidated Balance Sheets as of June 30, 1996
          (unaudited) and as of December 31, 1995                             5

          Consolidated Statements of Operations for the three
          months and six months ended June 30, 1996 (unaudited) and June 30,
          1995 (unaudited)                                                    7

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1996 (unaudited) and June 30, 1995
          (unaudited)                                                         8

          Notes to Condensed Consolidated Financial Statements               10

          Statement by Management Concerning Review of Interim Financial
          Information by Independent Certified Public Accountants            16

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17

Part II.  Other Information

 Item 1.   Legal Proceedings                                                 28

 Item 4.   Submission of Matters to a Vote of Security Holders               28

 Item 6.   Exhibits and Reports on Form 8-K                                  29

Part I.  Financial Information

         Item 1.  Financial Statements

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated July 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRESSMAN CIOCCA & SMITH
Hatboro, Pennsylvania
August 13, 1996

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                            June                December
                                                                                          30, 1996              31, 1995
                                                                                      ----------------      ----------------
                                                                                         (Unaudited)                (*)
ASSETS

  Cash and cash equivalents                                                            $        3,242          $      164,943

  Marketable securities                                                                        29,028                 169,581

  Accounts receivable, trade and other - unrelated parties, less allowance for
    doubtful accounts of $1,651 in 1996 and $1,104 in 1995                                     18,913                  12,787

  Accounts receivable - affiliates, less allowance for doubtful
    accounts of $1,900 in 1996                                                                  3,047                     103

  Note receivable and accrued interest, due from
    an affiliate - Australis Media Limited, less allowance for doubtful account
    of $19,685 in 1996                                                                              -                       -

  Inventories                                                                                   3,809                   4,932

  Prepaid expenses                                                                              3,367                   3,946

  Property and equipment, net of accumulated depreciation
   of $279,684 in 1996 and $327,096 in 1995                                                   383,865                 211,780

  Investments, principally in affiliates                                                       50,549                  59,482

  Goodwill, net of amortization of $23,992 in 1996 and
   $22,390 in 1995                                                                             75,816                  52,874

  Deferred franchise costs, net of amortization of $124,271 in
   1996 and $126,796 in 1995                                                                  521,133                 133,525

  Other intangible assets, net of amortization of $11,425 in
   1996 and $10,495 in 1995                                                                    22,490                  20,519

  Deferred Federal tax asset, net                                                              45,213                  14,707

  Other assets                                                                                  7,430                   2,569
                                                                                      ----------------        ----------------

                                                                                       $    1,167,902          $      851,748
                                                                                      ================        ================

(*)  Condensed from audited financial statements.
See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)

                                                                                            June                December
                                                                                          30, 1996              31, 1995
                                                                                      ----------------      ----------------
                                                                                         (Unaudited)                (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                   $    1,269,698          $      817,725

  Accounts payable and accrued expenses - unrelated parties                                    30,563                  33,926

  Accounts payable - affiliate                                                                 20,042                   7,205

  Deferred state tax liability                                                                  8,740                   9,940

  Customer service prepayments and deposits                                                     9,447                   9,255

  Investment in Garden State Cablevision, L.P.                                                 19,117                  15,451
                                                                                      ----------------        ----------------

                                                               TOTAL LIABILITIES            1,357,607                 893,502

MINORITY INTEREST in equity of consolidated subsidiaries                                        3,472                   3,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                           2                       2

  Additional paid-in capital                                                                   50,747                  50,747

  Unrealized gain on marketable securities, net of deferred
    taxes                                                                                         793                  40,410

  Cumulative foreign currency translation adjustment,
    net of deferred taxes                                                                           -                   7,560

  Accumulated deficit                                                                        (244,719)               (143,911)
                                                                                      ----------------        ----------------
                                                                                             (193,177)                (45,192)
                                                                                      ----------------        ----------------


                                                                                       $    1,167,902         $       851,748
                                                                                      ================        ================

(*)  Condensed from audited financial statements.

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                             June 30,
                                                          --------------------------------      -------------------------------
                                                              1996              1995               1996              1995
                                                          ---------------   --------------      --------------   --------------
REVENUES                                                   $    104,298      $      67,157        $    184,665      $     131,263

OPERATING EXPENSES
  Service                                                         9,176              4,905              15,668              9,699
  Programming - from affiliate                                   14,059              9,593              25,315             18,989
  Programming - other cable                                       6,311              4,158              11,192              8,182
  Programming - non-cable                                         3,444              2,515               6,538              5,235
  Selling and marketing                                           4,530              2,271               7,803              4,166
  General and administrative                                     17,353             12,552              32,231             24,338
  Cost of sales - equipment                                       1,366              1,673               3,141              3,745
  Depreciation                                                   17,766             12,870              31,832             25,242
  Amortization                                                   11,896              5,490              19,605             11,176
                                                          --------------    ---------------      --------------    ---------------
                                                                 85,901             56,027             153,325            110,772
                                                          --------------    ---------------      --------------    ---------------

                                     OPERATING INCOME            18,397             11,130              31,340             20,491

OTHER INCOME (EXPENSE)
  Interest expense                                              (27,750)           (13,982)            (47,971)           (28,261)
  Equity in net (losses) of unconsolidated
    affiliates                                                   (2,022)            (3,496)             (9,207)            (6,588)
  Net gain (loss) on sales of securities                            280                 (9)                307             13,106
  Recognized (loss) on decline in market value
    of securities                                               (66,945)                 -             (66,945)                 -
  Provision for potential reduction in value of
    - note receivable and accrued
    interest                                                    (19,685)                 -             (19,685)                 -
  Gain on disposition of partnership interest                         -                  -               6,974                  -
  Other income and expense (net)                                   (566)               485               3,379              1,670
                                                          --------------    ---------------      --------------    ---------------
                                                               (116,688)           (17,002)           (133,148)           (20,073)
                                                          --------------    ---------------      --------------    ---------------

                          INCOME (LOSS) BEFORE INCOME
                         TAXES AND EXTRAORDINARY LOSS           (98,291)            (5,872)           (101,808)               418

INCOME TAX BENEFIT (EXPENSE)                                      3,134              1,916               3,484               (367)
                                                          --------------    ---------------      --------------    ---------------

                                 INCOME (LOSS) BEFORE
                                   EXTRAORDINARY LOSS           (95,157)            (3,956)            (98,324)                51

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of
   deferred taxes of $1,337                                      (2,484)                 -              (2,484)                 -
                                                          --------------    ---------------      --------------    ---------------

                                    NET INCOME (LOSS)           (97,641)            (3,956)           (100,808)                51

BEGINNING  ACCUMULATED DEFICIT                                 (147,078)          (121,670)           (143,911)          (125,677)
                                                          --------------    ---------------      --------------    ---------------

                           ENDING ACCUMULATED DEFICIT      $   (244,719)     $    (125,626)       $   (244,719)     $    (125,626)
                                                          ==============    ===============      ==============    ===============

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            1996                  1995
                                                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                    $     (100,808)         $           51
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Depreciation and amortization                                                            51,437                  36,418
      Extraordinary loss                                                                        3,821                       -
      Accretion of debt discount                                                                  308                       -
      Net (gains) on sales of marketable securities                                              (307)                (13,106)
      Recognized loss on decline in market value of securities                                 66,945                       -
      Provision for potential reduction in value of
         note receivable and accrued interest                                                  19,685                       -
      (Gain) on disposition of partnership interest                                            (6,974)                      -
      Deferred income tax (benefit)                                                            (6,300)                    (33)
      (Gain) on sale of property and equipment                                                    (27)                    (53)
      Equity in net losses of unconsolidated affiliates                                         9,207                   6,588
      Deferred interest on capital leases                                                           -                       3
      Minority interest                                                                          (943)                   (187)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Cash - restricted escrow                                                                      -                   3,273
      Accounts receivable
        Affiliate                                                                              (2,944)                      -
        Unrelated parties                                                                       2,368                     586
      Accrued interest receivable                                                              (1,155)                      -
      Inventories                                                                               1,123                    (240)
      Prepaid expenses                                                                            343                   1,372
      Other assets                                                                               (438)                      6
      Accounts payable and accrued expenses:
        Affiliate                                                                              10,381                    (530)
        Unrelated parties                                                                      (3,791)                 (2,924)
      Customer service prepayments and deposits                                                 1,573                   1,256
                                                                                      ----------------        ----------------

                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES               43,504                  32,480
                                                                                      ----------------        ----------------







See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            1996                  1995
                                                                                      ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                        $     (604,032)         $            -
  Acquisition of the minority interest of South Jersey
    Cablevision Associates                                                                          -                  (8,838)
  Non cable acquisitions                                                                       (1,100)                   (198)
  Purchases of property and equipment                                                         (21,700)                (25,112)
  Purchases of marketable securities                                                             (326)                 (2,352)
  Purchases of other investments                                                                    -                     (20)
  Proceeds from sales of property and equipment                                                   182                      57
  Proceeds from sales of marketable securities                                                  1,662                  15,359
  Loans to Australis Media Limited                                                            (34,030)                      -
  Proceeds from note receivable - Australis Media Limited                                      15,500                  19,240
  Investments in unconsolidated affiliates                                                     (2,761)                (10,573)
  Distributions from unconsolidated affiliates                                                      -                      75
  (Increase) in other intangible assets - investing                                            (1,076)                   (154)
  Loans and advances to unconsolidated affiliates                                                (121)                 (2,084)
  Loans and advances from unconsolidated affiliates                                             1,145                     212
                                                                                      ----------------        ----------------


                                                              NET CASH (USED BY)
                                                            INVESTING ACTIVITIES             (646,657)                (14,388)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                           907,201                  24,000
  Early extinguishment of debt                                                               (448,821)                      -
  Other debt reduction:
    Notes                                                                                     (10,500)                (42,388)
    Obligations under capital leases                                                              (36)                    (19)
  (Increase) in other intangible assets - financing                                            (6,392)                   (154)
                                                                                      ----------------        ----------------

                                                  NET CASH PROVIDED BY (USED BY)
                                                            FINANCING ACTIVITIES              441,452                 (18,561)
                                                                                      ----------------        ----------------

                                                          NET (DECREASE) IN CASH             (161,701)                   (469)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                   164,943                   4,302
                                                                                      ----------------        ----------------

                                                       CASH AND CASH EQUIVALENTS
                                                                AT END OF PERIOD       $        3,242          $        3,833
                                                                                      ================        ================


See independent certified public accountants' review report and accompanying notes.

                                        9

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the Company), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995, and consolidated cash flows for the six months ended June 30, 1996 and 1995.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 29, 1996. The results of operations for the periods ended June 30, 1996 and 1995, are not necessarily indicative of operating results for the full year.

The condensed consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned and majority owned subsidiaries. During 1996, the Company acquired an additional 50% interest in Atlantic Communication Enterprises, Inc. and an additional 25% interest in Cable Adcom, which increased its holdings to 100% and 54%, respectively. Accordingly, the Company changed its method of accounting for these investments from the equity method to consolidation as required by generally accepted accounting principles. This change in consolidation policy had no effect on net income
(loss) for 1996 or 1995. Since the amounts are not material and have no effect on net income (loss), the prior period financial statements have not been restated.

Prior period financial statements have been reclassified to conform with current period presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment sold by the Company's promotional and advertising subsidiaries.

Inventories are summarized as follows:

                                             June                  December
                                           30, 1996                31, 1995
                                       ----------------        ----------------
                                             (Dollars in thousands)
Raw materials                           $         2,829         $        3,428
Finished goods and work-in process                  980                  1,504
                                       -----------------       ----------------

                                        $         3,809         $        4,932
                                       =================       ================

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                             ---------------------------------------
                                                                                   1996                   1995
                                                                             ----------------       ----------------
                                                                                     (Dollars in thousands)
Cash paid during the period for
  Interest                                                                    $        46,139         $       28,420
                                                                             =================       ================

  Income taxes                                                                $             -         $          110
                                                                             =================       ================

Supplemental Schedule Relating to Acquisitions

                                                                                   1996                   1995
                                                                             ----------------       ----------------
                                                                                     (Dollars in thousands)

Property and equipment                                                        $       167,965         $        4,932
Goodwill and other intangible assets                                                   25,848                  6,158
Deferred franchise costs                                                              406,819                  2,124
Other assets                                                                            4,500                      -
Minority interest in partnership equity                                                     -                  3,129
Customer prepayments and deposits                                                           -                   (307)
                                                                             -----------------       ----------------
                                                                                      605,132                 16,036
Amount financed                                                                             -                  7,000
                                                                             -----------------       ----------------

                                                          NET CASH PAID       $       605,132         $        9,036
                                                                             =================       ================


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

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

On April 30, 1996, the Company acquired from Tri-County Cable Television Company, an affiliate of Time Warner, its Salem cable television system for approximately $16,000,000. The system, located in Salem, N.J., passes approximately 10,600 homes and serves approximately 7,700 basic subscribers. On the same date, the Company acquired from Shore Cable Company of New Jersey its Shore cable television system for approximately $11,000,000. The system passes approximately 6,100 homes and serves approximately 5,000 basic subscribers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by the existing bank credit facility at that date.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 4 - NEW BUSINESS AND ACQUISITIONS  (continued)

On February 29, 1996, the Company acquired four cable television systems from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., pass approximately 358,000 homes and service approximately 282,000 basic subscribers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The Company paid for a fifth system, located in Gettysburg, PA, but did not take title to it. The Company is managing the system and has signed an agreement to transfer it to GS Communications, Inc. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995.

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

On June 23, 1995, the Company, through its newly formed subsidiary, Lenfest South Jersey Investments, Inc., purchased the remaining 40% minority general partnership interest in South Jersey Cablevision Associates for $8,838,000.

On January 10, 1995, the Company, through its subsidiary, Lenfest Jersey, Inc., acquired a 10.005% general partnership interest in Garden State Cablevision, L.P. for $29,250,000, increasing its ownership to a total of 50% of the partnership.

On January 4, 1995, the Company acquired all of the general and limited partnership interest of OPM Real Estate, L.P., a company that provided microwave transmission services throughout Delaware, Maryland and Virginia, for price of $7,500,000 before deductions for customer prepayments and deposits. The Company acquired these interests through MicroNet Diversified Investments, Inc. and MicroNet Delmarva, Inc., newly formed, wholly owned subsidiaries of MicroNet, Inc., a wholly owned subsidiary of the Company. Immediately upon acquisition, the name of the limited partnership was changed to MicroNet Delmarva Associates, L.P. ("Associates"). As an indirect, wholly owned subsidiary of the Company, Associates is included in the consolidated financial statements of the Company. This acquisition was financed in part by a $7,000,000 credit facility issued by PNC Bank, N.A., to MicroNet, Inc.

NOTE 5 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

The Company, through several subsidiaries, owns non-controlling partnership interests in several general partnerships. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loans and advances to these unconsolidated affiliates to the extent they exist.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 5 - INVESTMENTS, PRINCIPALLY IN AFFILIATES  (continued)

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company now serving approximately 202,000 subscribers in Southern New Jersey. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $19,117,000 and $15,451,00 at June 30, 1996 and December 31, 1995, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the six months ended June 30, 1996 and 1995, is as follows:

                                                          1996                   1995
                                                    ----------------       ----------------
Results of Operations
Revenues                                             $        49,469         $       46,546
Operating expenses                                           (21,682)               (20,682)
Depreciation and amortization                                (24,169)               (23,338)
                                                    -----------------       ----------------

                              OPERATING INCOME                 3,618                  2,526

Interest expense                                              (8,382)                (9,698)
Other expense                                                 (2,968)                (2,793)
                                                    -----------------       ----------------

                                      NET LOSS       $        (7,732)        $       (9,965)
                                                    =================       ================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On April 1, 1993, the Federal Communications Commission ("FCC") adopted regulations ("Rate Rule I") under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to subscribers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's regulated services under the jurisdiction of local franchising authorities and the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The FCC's rate regulations became effective on September 1, 1993. Under Rate Rule I, the regulated services were evaluated against competitive "benchmark" rates established by the FCC. Cable operators could justify basic and service tier rates that were above the benchmarks by using reasonable cost-of-service principles. During 1995, the FCC announced its revised benchmark rules ("Rate Rule II") and its interim cost-of-service rule. Rate Rule II revised the benchmark formulas established by the FCC in 1993 and is applied prospectively from May 15, 1994. Rate Rule II requires cable operators to reduce existing rates to the higher of (i) the rates calculated using the revised benchmarks or
(ii) a level 17 percent below such cable operators' rates as of June 30, 1992, adjusted for inflation and certain increases in programming costs. Rates may be increased periodically to reflect inflation and increases in certain external costs. In addition, rates may be increased for tier service when new programming channels are added. At the end of 1995, the FCC adopted final cost of service rules ("COS Rule"). Cable operators which cannot or do not wish to comply with Rate Rule II may choose to justify their existing rates under the "COS Rule". This rule established a cost-of-service rate system which evaluates the rates charged by cable operators based on their operating expenses and capital costs.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES  (continued)

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

On April 24, 1996, the Company guaranteed up to $75,000,000 of a new $125,000,000 Australis Media Limited ("Australis") bank facility as part of recapitalization plans currently being pursued by Australis. Australis has announced that it plans to repay the Australis bank facility with the proceeds of long-term debt and equity financing in conjunction with its proposed recapitalization. In connection with such long-term financing, the Company has agreed to make an additional $20,000,000 equity investment in Australis, subject to a number of conditions, including the completion of the recapitalization and the equity contributions of certain other investors. If the Australis long-term financing is completed, Australis will repay the $18,500,000 loan, with interest, and the $75,000,000 guaranty will expire. There can be no assurance that the Australis long-term financing will be completed or completed on a timely basis. The board of directors of Australis has publicly stated that if Australis is unable to obtain the long-term financing prior to the expiration of the Australis bank facility (scheduled to expire on October 31, 1996), there is substantial doubt as to Australis' ability to continue as a going concern. If the Australis long-term financing is not completed, the $18,500,000 loan may not be repaid, the $75,000,000 guaranty may be drawn in whole or in part and the Company's existing equity investment in Australis may lose all or a substantial portion of its value. While the ultimate outcome of this situation is not determinable at this time, substantial uncertainty exists as to whether Australis' long-term financing can successfully be completed. Accordingly, the Company has provided a 100% allowance for doubtful account for its note receivable and accrued interest from Australis. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24.0 million. Due to the uncertainty regarding the long-term financing of Australis, the Company has determined that the decline in market value is other than temporary and, accordingly, the Company has recognized a loss of $66.9 million resulting from a write-down of the Australis investment from cost in the accompanying consolidated statement of operations. As of June 30, 1996, the Company has not provided for any losses that it might suffer under its $75,000,000 guaranty or its possible $33.5 million indemnification (described below) because present conditions make it impossible to determine whether such losses will be incurred by the Company and to what extent, if any.

H.F. Lenfest, the Company's president and chief executive officer, and TCI have jointly and severally guaranteed a $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and a bank with regard to obtaining a letter of credit in the amount of $33.5 million for the benefit of the beneficiaries under the guarantees. If the Company obtains such a letter of credit facility, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued under the Company's bank credit facility with respect to program payment obligation guarantees. In addition, in February 1996, Mr. Lenfest provided his personal guaranty of an approximately $18.7 million loan to Lenfest Australia, Inc. by two commercial banks. The Company has agreed to indemnify Mr. Lenfest against losses incurred by him in connection with his guarantees to the fullest extent permitted under the Company's debt obligations. Mr. Lenfest has unilaterally agreed to limit the amount of the indemnity he would seek to the amount available under the Company's bank credit facility.

On May 3, 1996, The News Corporation Limited ("News") filed an action against the Company for unspecified damages in the Supreme Court of New South Wales, Australia. The action claims that the Company violated an alleged oral agreement it made to inform News prior to taking any steps to effect a recapitalization plan for Australis Media Limited. The Company does not believe that the suit has merit. On June 6, 1996, the Company filed suit in federal court in Philadelphia seeking a declaration that no oral agreement was made with News to notify News prior to making a separate refinancing proposal to Australis and that there is no agreement whatsoever with News that would delay or prevent the Company's participation in providing refinancing to Australis.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES  (continued)

On March 28, 1996, the Company signed an agreement to acquire from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., its Turnersville cable television system in New Jersey for approximately $84,500,000, subject to certain adjustments. At closing, which the parties have agreed will occur in the first quarter of 1997, the Company expects that the Turnersville system will pass approximately 46,200 homes and serve approximately 36,300 basic subscribers. For financial reporting purposes, the Company will account for the acquisition of these assets under the purchase method.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $554 million). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached his duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit and their intention to defend this action vigorously.

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

NOTE 7 - SUBSEQUENT EVENT

Australis has informed the Company that Australis has extended until 5:00 p.m. (New York City time) on August 14, 1996 the time by which Australis' current bond holders must consent to the proposed form of recapitalization.

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




The June 30, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca & Smith, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of Pressman Ciocca & Smith is included in Part I, Item 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

              Substantially all of the Company's revenues are earned from customer fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters and remote control devices and installations). Federal law and regulations, including the decision to re-regulate certain aspects of the cable television industry, have affected the Company's ability to increase or restructure its rates for certain services. These re-regulation activities are intended to reduce customer rates for basic cable television service and limit future rate increases.

              The Company has generated increases in revenues and EBITDA for the six months ended June 30, 1996 primarily through internal customer growth, acquisitions, increases in monthly revenue per basic customer and, to a lesser extent, through growth in advertising and pay-per-view revenues. EBITDA represents earnings before interest, income taxes, depreciation, amortization and equity in net losses of unconsolidated affiliates. EBITDA also excludes non-operating revenue and expenses, such as interest income, capital gains and gains on sale of equipment. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles. The high level of depreciation and amortization associated with the Company's acquisitions and capital expenditures, and interest costs related to its financing activities have caused the Company to report net losses. Management believes that such net losses are common for cable television companies and that the Company may continue to incur net losses in the near future. Management does not expect the Company to generate net income prior to 1998.

RESULTS OF OPERATIONS

              The following tables, which are derived from, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, set forth the historical percentage relationship of the components of operating income for the periods indicated. The tables provide information on the Company's predominant business unit, its Core Cable Television Operations, and for the Company as a whole. The Core Cable Television Operations historically have achieved better results than have the Company's non-cable, communications-related business subsidiaries.

                              CONSOLIDATED RESULTS
                             Percentage of Revenues

                                            Three Months Ended             Six Months Ended
                                                 June 30,                       June 30,
                                              1996         1995             1996         1995
                                             -----        -----            -----        -----
Revenues  .........................          100.0%       100.0%           100.0%       100.0%
Programming expenses  .............           22.8         24.2             23.3         24.7
Selling, general & administrative             21.0         22.1             21.7         21.8
Technical and other  ..............           10.1          9.8             10.2         10.2
Depreciation and amortization  ....           28.4         27.3             27.8         27.7
                                             -----        -----            -----        -----
                                              82.3         83.4             83.0         84.4
                                             -----        -----            -----        -----
Operating income  .................           17.7%        16.6%            17.0%        15.6%
                                             =====        =====            =====        =====

EBITDA  ...........................          46.1%         43.9%            44.8%        43.3%


               CORE CABLE TELEVISION OPERATIONS (RESTRICTED GROUP)

                             Percentage of Revenues

                                             Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                              1996         1995             1996         1995
                                             -----        -----            -----        -----
Revenues  .........................          100.0%        100.0%           100.0%       100.0%
Programming expenses  .............           22.0          23.8             22.6         24.0
Selling, general & administrative .           17.7          19.6             18.5         19.4
Technical and other  ..............            8.3           6.3              7.9          6.4
Depreciation and amortization  ....           30.3          29.0             29.5         29.4
                                             -----         -----           ------        -----
                                              78.3          78.7             78.5         79.2
                                             -----         -----           ------        -----
Operating income  .................           21.7%         21.3%            21.5%        20.8%
                                             =====         =====           ======        =====

EBITDA  ...........................           52.0%         50.3%            51.0%        50.2%


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS
ENDED JUNE 30,  1995

CONSOLIDATED RESULTS

         Assets for the Company increased 37.1% to $1,168 million over the December 31, 1995 year-end. There were large increases in deferred franchise costs of 290.3% to $521.1 million and in property, plant and equipment of 81.3% to $383.9 million. In both cases, the increases were primarily attributable to the TCI Exchange (as defined herein) and the

Sammons Acquisition (as defined herein). On February 12, 1996, the Company completed an acquisition (the "TCI Exchange") in which it received TCI's Wilmington, Delaware area cable television systems in exchange for the Company's cable television systems in the East San Francisco Bay area, a 41.67% partnership interest in Bay Area Advertising (an advertising interconnect), and certain other non-contiguous cable television properties having a net value of approximately $45 million. On February 29, 1996, the Company acquired from Sammons Communications, Inc. its Bensalem and Harrisburg cable television systems in Pennsylvania and its Vineland and Atlantic City/Pleasantville systems in New Jersey (the "Sammons Acquisition"). Likewise, the total liabilities of the Company increased 51.9% to $1,358 million over the December 31, 1995 year end due largely to the TCI Exchange and the Sammons Acquisition. The largest increases were in accounts payable of 23.0% to $50.6 million, and an increase of 55.3% to $1,270 million for notes payable, in each case as a result of the foregoing transactions.

         Revenues for the Company increased 55.3% to $104.3 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of a 59.9% increase in revenues from the Company's Core Cable Television Operations. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition.

         Operating expenses increased 53.3% to $85.9 million (82.3% of total revenues) in the 1996 three-month period. Depreciation and amortization increased 61.6% to $29.7 million (28.4% of total revenues) in the 1996 three-month period. All increases were due largely to the TCI Exchange and the Sammons Acquisition.

         Interest expense increased 98.5% to $27.7 million in the 1996 three-month period. The increase was primarily the result of additional indebtedness associated with the 8 3/8% Senior Notes issued in November 1995 and borrowings under the Company's previous bank credit facility (the "Old Bank Credit Facility") for the purpose of funding acquisitions.


         Other expenses increased by $85.9 million to $88.9 million in the 1996 three-month period due largely to recognition of a $66.9 million decline in the market value of its equity ownership interest in securities of Australis Media Limited ("Australis") and the provision for potential reduction in value of note receivable and accrued interest in the amount of $19.7 million in connection with the note receivable and accrued interest due from Australis.

         Loss before income taxes and extraordinary loss increased to $98.3 million in the 1996 three-month period from a loss of $5.9 million in the 1995 three-month period. This increase in the loss was primarily attributable to the recognition of losses associated with Australis.


         EBITDA increased $18.6 million to $48.1 million in the 1996 three-month period as compared to the 1995 three-month period. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition.

CORE CABLE TELEVISION OPERATIONS

         Revenues increased 59.9% to $92.5 million in the 1996 three-month period as compared to the 1995 three-month period. Premium service revenues grew by 186.3% to $23.1 million. Pay-per-view revenues increased 171.3% to $2.4 million. Equipment rental revenue increased by 274.9% to $4.0 million. All the increases are primarily attributable to the TCI Exchange and the Sammons Acquisition.


         In the 1996 three-month period, programming expense increased 48.1% to $20.4 million (22.0% of revenues of Core Cable Television Operations) as a result of an increase in the number of basic cable television subscribers served by the Company attributable to the TCI Exchange and the Sammons Acquisition. Selling, general and administrative expense increased 44.6% to $16.4 million (17.7% of total revenues of Core Cable Television Operations) as a result of increased number of employees attributable to the acquisitions. Technical and other expenses increased 110.6% to $7.7 million (8.3% of total revenues of Core Cable Television Operations) in the 1996 three-month period as compared to the 1995 three-month period and depreciation and amortization increased 66.8% to $28.0 million, primarily as a result of the TCI Exchange and the Sammons Acquisition.


         Operating income increased 62.6% to $20.0 million (21.7% of total revenues of Core Cable Television Operations), as the increase in revenues more than offset the increases in other operating expenses due largely to the TCI Exchange and the Sammons Acquisition.

UNRESTRICTED SUBSIDIARIES

         The largest of the Company's unrestricted subsidiaries are MicroNet, Inc. ("MicroNet"), StarNet, Inc. ("StarNet") and StarNet Development, Inc. ("StarNet Development"). Revenues increased 26.9% to $11.8 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of increased activity in the satellite transmission and increased equipment sales of the Company's MicroNet and StarNet Development subsidiaries.

         Programming expense increased 36.9% to $3.4 million; selling, general and administrative expense increased 57.5% to $5.5 million; and technical and other expense increased 18.0% to $1.5 million. Depreciation and amortization increased 6.1% to $1.7 million in the 1996 three-month period as compared to the 1995 three-month period.

         Operating loss was $1.7 million as compared to a $1.2 million loss in the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

CONSOLIDATED RESULTS

         Revenues for the Company increased 40.7% to $184.7 million in the 1996 six-month period as compared to the 1995 six-month period, primarily as a result of a 42.9% increase in revenues from the Company's Core Cable Television Operations. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition.

         Operating expenses increased 38.4% to $153.3 million (83.0% of total revenues) in the 1996 six-month period. Depreciation and amortization increased 41.2% to $51.4 million (27.8% of total revenues) in the 1996 six-month period. All increases were due largely to the TCI Exchange and the Sammons Acquisition.

         Interest expense increased 69.7% to $48.0 million in the 1996 six-month period. The increase was primarily the result of additional indebtedness associated with the 8 3/8 % Senior Notes issued in November 1995 and borrowings under the Company's Old Bank Credit Facility for the purpose of funding acquisitions.


         Other expense increased by $93.4 million to $85.2 million in the 1996 six-month period due largely to recognition of a $66.9 million decline in the market value of its equity ownership interest in securities of Australis and the provision for potential reduction in value of note receivable and accrued interest in the amount of $19.7 million in connection with the note receivable and accrued interest due from Australis. In the comparable 1995 six-month period other income included a $13.1 million gain on the sale of marketable securities.

         Loss before income taxes and extraordinary loss increased to $101.8 million in the 1996 six-month period from an income of $.4 million in the 1995 six-month period primarily due to recognition of losses associated with Australis and the increase in interest expense.


         EBITDA increased $25.9 million to $82.8 million in the 1996 six-month period as compared to the 1995 six-month period. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition.

CORE CABLE TELEVISION OPERATIONS

         Revenues increased 42.9% to $161.5 million in the 1996 six-month period as compared to the 1995 six-month period. Premium service revenues grew by 44.3% to $35.5 million. Pay-per-view revenues increased 58.7% to $3.8 million. Equipment rental revenue increased by 83.3% to $5.5 million. All the increases are primarily attributable to the TCI Exchange and the Sammons Acquisition.


         In the 1996 six-month period, programming expense increased 34.4% to $36.5 million (22.6% of revenues of Core Cable Television Operations) as a result of the TCI Exchange and the Sammons Acquisition.

Selling, general and administrative expense increased 36.3% to $29.9 million (18.5% of total revenues of Core Cable Television Operations) as a result of increased number of employees attributable to the acquisitions. Technical and other expenses increased 77.4% to $12.8 million (7.9% of total revenues of Core Cable Television Operations) in the 1996 six-month period as compared to the 1995 six-month period and depreciation and amortization increased 43.4% to $47.6 million, primarily as a result of the TCI Exchange and the Sammons Acquisition.

         Operating income increased 47.6% to $34.7 million (21.5% of total revenues of Core Cable Television Operations), as the increase in revenues more than offset the increases in other operating expenses due largely to the TCI Exchange and the Sammons Acquisition.

UNRESTRICTED SUBSIDIARIES

         Revenues increased 27.0% to $23.1 million in the 1996 six-month period as compared to the 1995 six-month period, primarily as a result of increased activity in the satellite transmission and increased equipment sales of the Company's MicroNet and StarNet Development subsidiaries.

         Programming expense increased 24.9% to $6.5 million; selling, general and administrative expense increased 54.2% to $10.1 million; and technical and other expense increased 16.1% to $2.9 million. Depreciation and amortization increased 19.0% to $3.8 million in the 1996 six-month period as compared to the 1995 six-month period.

         Operating loss was $3.4 million as compared to a $3.0 million loss in the same period in 1995.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued its Statement 123 on accounting for stock-based compensation, which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. Statement 123 is effective for calendar year 1996; however, it will not apply since the Company does not have stock options or stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company's businesses require cash for operations and for capital expenditures. In addition, the Company has followed a strategy of expansion through selective acquisitions of cable television systems and communications-related businesses for cash. As of June 30, 1996, the Company had a commitment to purchase a cable television system for an aggregate cash purchase price of approximately $84.5 million. On April 30, 1996, the Company completed two acquisitions for an aggregate purchase price of approximately $27.0 million.

         To date, cash requirements have been funded by cash flow from operations and borrowings. At June 30, 1996, the Company had aggregate total indebtedness of approximately $1,238.7 million and bank debt at the subsidiary level of approximately $25.7 million. The Company's senior indebtedness portion of approximately $945.2 million consisted of (i) three debt obligations in the amount of approximately $75.0 million, $21.0 million and $14.2 million (collectively, the "Private Placement Notes"), (ii) $700.0 million in principal amount of 8 3/8% Senior Notes (the "8 3/8% Senior Notes") and (iii) a $450 million bank credit facility (the "New Bank Credit Facility"), consisting of a $150.0 million term loan and a $300.0 million revolving credit facility. The Company issued the Private Placement Notes from 1988 to 1991 in connection with the refinancing of revolving bank debt, initially incurred to make acquisitions. The Company issued the 8 3/8% Senior Notes on November 14, 1995 pursuant to a registration statement on Form S-1 and used a portion of the approximately $685.7 million in net proceeds (a) to retire then-existing bank debt and a portion of the Private Placement Notes, (b) to fund the Company's obligation to deliver cable television system assets at a net cost to the Company of approximately $45.0 million in order to complete the TCI Exchange and (c) to fund approximately $106.6 million of the approximately $531.0 million (including the reimbursement of approximately $2.0 million in capital expenditures) purchase price for the Sammons Acquisition. On February 29, 1996, the Company borrowed $400.0 million under the term loan portion of the Old Bank Credit Facility and $20.0 million under the revolving credit portion of the Old Bank Credit Facility to fund a portion of the purchase price for the Sammons Acquisition.

         On June 27, 1996, the Company issued $300,000,000 in principal amount of 10 1/2% Senior Subordinated Notes Due 2006 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. Interest on the Senior Subordinated Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. The Senior Subordinated Notes may not be redeemed at the option of the Company prior to maturity. The net proceeds from the offering of the Senior Subordinated Notes (approximately $293.5 million) were used, together with $150 million of proceeds from initial borrowings under the term loan portion of the New Bank Credit Facility and cash on hand in the amount of $1 million, to prepay all amounts outstanding under the Company's Old Bank Credit Facility.

         On June 27, 1996, the Company entered into the New Bank Credit Facility consisting of a $150 million term loan and a $300 million revolving credit facility. Principal payments under the term loan facility and commitment reductions under the revolving loan facility will commence on March 31, 1999, with quarterly reductions thereafter until the termination of the New Bank Credit Facility on September 30, 2003. Loans outstanding under the New Bank Credit Facility will bear interest, at the Company's option, at either (i) the Base Rate plus an applicable margin ranging from 0% to 1 3/8% or (ii) LIBOR plus an applicable margin ranging from 3/4% to 2 3/8%, in each case based upon certain levels of leverage ratios.

         The terms of the New Bank Credit Facility prohibit the Company from (i) incurring certain additional Indebtedness in excess of $10 million until the ratio of Total Debt to Annualized Operating Cash Flow is less than 6.00:1, (ii) having a Senior Debt Leverage Ratio for the most recent quarter end in excess of 5.75:1 through December 30, 1996, and declining therafter to 4.50:1 beginning December 31, 1999, (iii) having a ratio of Operating Cash Flow to Total Interest Expense of less than 1.50:1 through December 31, 1997, and less than 1.75:1 thereafter and (iv) having a Total Debt Leverage Ratio in excess of 7.50:1 through December 30, 1996, and decling thereafter to 6.00:1 beginning on December 31, 1998. In addition, the New Bank Credit Facility contains certain restrictions on the Company and its Restricted Subsidiaries with respect to, among other things, the payment of dividends, the repurchase of stock, the making of Restricted Payments and Restricted Purchases, the making of investments, the creation of Liens, certain asset sales, sale-leaseback transactions, transactions with Affiliates, the disposition of certain securities of its Restricted Subsidiaries, the designation of subsidiaries as Restricted Subsidiaries and Unrestricted Subsidiaries and mergers and consolidations; provided, however, that the Company will be permitted under the terms of the New Bank Credit Facility (a) to make investments in related businesses not to exceed $70 million so long as the Lenfest Australia Credit Facility or any payment obligation of Lenfest Australia, Inc. thereunder remains outstanding, and $90 million in the aggregate, until the ratio of Total Debt to Annualized Operating Cash Flow is less than 6.00:1 for two consecutive fiscal quarters, and (b) to make acquisitions in an aggregate amount of $100 million, including the acquisition of Cable TV Fund 14-A, Ltd.'s Turnersville Cable television system. In addition, the Company will be permitted to make distributions equal to 50% of Excess Cash Flow once the ratio of Total Debt to Annualized Operating Cash Flow is less than 6.00:1 for two consecutive fiscal quarters. In addition, it is an event of default if neither H.F. Lenfest (individually or by written proxy of the voting rights of the members of his immediate family with respect to the capital stock of the Company) nor TCI own beneficially 50% or more of the voting shares of the Company's capital stock and have the right to elect at least 50% of the members of the board of directors of the Company. Terms capitalized but not defined above have the meanings assigned to them in the New Bank Credit Facility.

         The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations on the Senior Subordinated Notes, the Private Placement Notes, the 8 3/8 % Senior Notes and the New Bank Credit Facility when due. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by the Restricted Subsidiaries of the Company.

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges was approximately $36.0 million for the six months ended June 30, 1996 compared to approximately $29.7 million for the six months ended June 30, 1995. The increase in cash flow was a result of the completion of the TCI Exchange and the Sammons Acquisition and the realization of the effect of rate increases which were implemented. During the 1996 six-month period the Company was required to make interest payments of approximately $46.1 million on its outstanding debt, whereas during the 1995 six-month period, the Company was required under its then existing debt obligations to make interest payments of approximately $28.3 million. This increase was primarily attributable to increased debt incurred by the Company in connection with the TCI Exchange and the Sammons Acquisition.

         For the period 1996 through 2000, the Company's Core Cable Television Operations expect to incur approximately $300.0 million in capital expenditures related to its upgrade program and approximately $150.0 million for routine maintenance capital expenditures. For the six months ended June 30, 1996, the Company has expended approximately $18.4 million for capital expenditures for Core Cable Television Operations.

         The Company is obligated to make additional investments of FF49.8 million in 1996 and 1997 (approximately $9.9 million in the aggregate, subject to currency exchange rate fluctuations) related to its indirect investment in Videopole. The foregoing amounts assume that the Company will continue to be required to make the investments required to be provided by the Company's joint venture partner, Tele-Communications, Inc. ("TCI"). Any funds provided by the Company as a result of the failure by TCI to make its required investments will result in an adjustment to the partnership interests.

         Future minimum lease payments under all capital leases and noncancellable operating leases for each of the years 1996 through 1999 are $6.6 million (of which $845,000 is payable to a principal stockholder), $5.1 million (of which $891,000 is payable to a principal stockholder), $4.4 million (of which $938,000 is payable to a principal stockholder) and $2.3 million (of which $988,000 is payable to a principal stockholder), respectively.

         The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2009. Management bases its expectation on its belief that depreciation and amortization expense will level off and that interest expense will decline as debt is repaid, resulting in higher levels of pretax income.

         The Company is a party to interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate indebtedness. The Company does not ordinarily enter into interest rate or currency hedge agreements except as described above.

         The Turnersville Acquisition is expected to be completed in the first quarter of 1997 for approximately $84.5 million.

LENFEST AUSTRALIA, INC.

         The Company, through its Lenfest Australia, Inc. subsidiary, holds an approximately 31.4% aggregate equity investment in Australis Media Limited, an Australian public company which provides pay television programming and services to substantially all of Australia's major population centers. The Company acquired its interest in Australis for an aggregate investment of approximately U.S.$91.0 million. As of March 22, 1996, the investment had a market value of approximately U.S.$74.9 million. On March 29, 1996, Australis' securities were suspended from trading on the Australian stock exchange pending an announcement from Australis regarding its recapitalization plans. On April 22, 1996, the securities were reinstated for trading. On July 25, 1996, Australis requested that its securities be suspended from trading, and trading was suspended on July 29, 1996. Australis stated that it had requested the trading halt to provide it with an opportunity to correct information concerning its recapitalization plans and operations which Australis believed was being incorrectly reported by the press. On July 31, 1996, Australis issued a press release, and its securities were reinstated for trading. As of August 12, 1996, the investment had a market value of approximately U.S.$24.0 million. As a result of increased uncertainties associated with the successful completion by Australis of its proposed racapitalization, the Company has recognized a loss of approximately $66.9 million on the decline of the market value of its equity ownership in Australis and the provision for potential reduction in value of note receivable and accrued interest in the amount of $19.7 million in connection with the note receivable and accrued interest due from Australis.

         On January 19, 1996, Lenfest Australia, Inc. loaned Australis approximately $18.5 million on an unsecured basis. Such loan had an original due date of February 26, 1996, but has been extended to the earlier of August 29, 1996 or the refinancing by Australis of the Australis Credit Facility (as defined). The Company loaned the funds to Lenfest Australia, Inc., a subsidiary of the Company (but not part of the Restricted Group), on an intercompany basis. On February 29, 1996, Lenfest Australia, Inc. entered into a credit facility (as subsequently amended, the "Lenfest Australia Credit Facility") with two of the banks which are parties to the New Bank Credit Facility. The amount borrowed, approximately $18.7 million, was used to repay the intercompany advance from the Company and transaction costs associated with the loan to Lenfest Australia, Inc. The Lenfest Australia Credit Facility is an unsecured facility which must be repaid on the earlier of repayment of the loans by Australis or August 29, 1996. The full payment and performance of the Lenfest Australia Credit Facility was guaranteed by Mr. Lenfest. As a condition to granting their consent to the entering into of the Lenfest Australia Credit Facility, the lenders under the New Bank Credit Facility required the Company to agree to reduce the aggregate principal amount available for advances under the revolving credit portion of the New Bank Credit Facility by $20.0 million so long as any portion of the Lenfest Australia Credit Facility remains outstanding. In March and April 1996, the Company loaned an additional $15.5 million to Australis from cash on hand. These loans were repaid, with interest, on May 11, 1996.

         The Company and certain other investors in Australis (collectively, the "Australis Guarantors") have agreed to assist in a recapitalization of Australis. On May 10, 1996, Australis, Toronto Dominion Australia Limited ("TDAL") and the Australis Guarantors entered into agreements which provided for TDAL to lend Australis up to $125.0 million (the "Australis Bank Facility") and for the Australis Guarantors to severally guarantee borrowings under the Australis Bank Facility. The terms of the agreements provide that the Company's several portion (the "Australis Guaranty") of the guaranty is up to $75.0 million of the Australis Bank Facility. The Australis Bank Facility requires that it be repaid on or before October 31, 1996. In connection with the closing on the Australis Bank Facility, Australis repaid the $15.5 million of loans made by the Company in March and April 1996. Australis has announced that it plans to repay the Australis Credit Facility with the proceeds of long-term debt and equity financing in conjunction with a proposed recapitalization. If the long-term financing is completed, the $18.5 million loan to Australis by Lenfest Australia, Inc. will be repaid from the proceeds of such financing. In connection with such long term financing the Company has agreed to make an additional $20.0 million equity investment in Australis, subject to a number of conditions, including the completion of the recapitalization and the equity contribution of certain other investors. Australis has informed the Company that Australis has extended until 5:00 p.m. (New York City time) on August 14, 1996 the time by which Australis' current bond holders must consent to the proposed form of recapitalization.

         In connection with the Australis Guaranty, the Company entered into a stand-by $75.0 million senior subordinated credit facility (the "Stand-by Facility") on May 2, 1996 with The Toronto-Dominion Bank (the Administrative Agent under the Existing Bank Credit Facility and an affiliate of TDAL) in order to provide any required funding under the Australis Guaranty. The terms of the Stand-by Facility provide that any loan will be subordinated to the senior lenders to the Company, be unsecured and be due on the first to occur of November 18, 1996, the issuance of public debt by Australis in an amount sufficient to repay the Australis Bank Facility or the issuance of additional public securities by the Company. In addition, any such loan will not require principal amortization prior to maturity.

         There can be no assurances that the Australis long-term financing will be completed or completed on a timely basis. The board of directors of Australis has publicly stated that if

Australis is unable to obtain the long-term financing prior to the expiration of the Australis Bank Facility (scheduled to expire on October 31, 1996), there is substantial doubt as to Australis' ability to continue as a going concern. If the Australis long-term financing is not completed, the $18.5 million loan may not be repaid, the $75.0 million guaranty may be drawn in whole or in part and the Company's existing equity investment in Australis may lose all or a substantial portion of its value. The Company's financial statements, included herein, recognize a decline in the market value of its equity ownership interest in securities of Australis in the amount of $66.9 million and the provision for potential reduction in value of note receivable and accrued interest in the amount of $19.7 million in connection with the note receivable and accrued interest due from Australis.

         Additionally, in November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license payment obligations of the distributor of Australis' movie programming. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. The Company has neither sought nor obtained any consents which may be required in connection with this indemnification obligation. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and a bank with regard to obtaining a letter of credit in the amount of $33.5 million for the benefit of the beneficiaries under the guarantees. If the Company obtains such a letter of credit facility, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of the New Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued under the New Bank Credit Facility with respect to the program license payment obligations guarantees.

FUTURE CAPITAL REQUIREMENTS

         Management believes that cash flow generated from the operating activities of the Core Cable Television Operations will be sufficient to enable the Company for the foreseeable future to meet operating expenses and pay the taxes of the Company, to service its indebtedness and to fund its cable plant capital expenditures. The Company's ability to borrow funds to make non-cable plant capital expenditures, additional investments in or acquisitions of cable television systems, and to borrow funds under the New Bank Credit Facility if required to repay the Lenfest Australia Credit Facility, will require that the Company be in compliance with the Senior and Total Debt Leverage Ratios or obtain the consent of the holders of the Company's indebtedness to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company will either be in compliance with such Debt Leverage Ratios or obtain the required consents.

INFLATION

         The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

Part II.   Other Information

         Item 1.  Legal Proceedings

         On May 3, 1996 the News Corporation Limited ("News") filed in the Supreme Court of New South Wales, Australia an action seeking unspecified damages as a result of the alleged violation by the Company of an alleged oral agreement to inform News prior to the Company taking any steps to effect a recapitalization plan for Australis. The Company believes that the suit is without merit. In addition, on June 6, 1996, the Company filed suit in federal court in Philadelphia seeking a declaration that no oral agreement was made with News to notify News prior to making a separate refinancing proposal to Australis, and that there is no agreement whatsoever with News that would delay or prevent the Company's participation in providing refinancing to Australis.

         On December 6, 1995, the Securities and Exchange Commission (the "SEC") sued H.F. Lenfest and Marguerite Lenfest in the United States District Court for the Eastern District of Pennsylvania. The SEC alleges that, in October 1993, Mr. Lenfest, while in possession of non-public information, recommended that his son purchase TCI stock and that Marguerite Lenfest traded in TCI stock in October 1993 on the basis of information she misappropriated from her husband. H.F. Lenfest and Marguerite Lenfest have categorically denied that they engaged in any improper conduct and are defending this action vigorously. The Company has agreed to pay the legal expenses of H.F. Lenfest and Marguerite Lenfest related to this action. H.F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

         Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting of the shareholders on April 4, 1996. All of the shareholders were present in person or by proxy. The shareholders unanimously elected five directors to serve on the Company's Board of Directors: John C. Malone, Brendan R. Clouston, H.F. Lenfest, Marguerite B. Lenfest and Samuel W. Morris, Jr.

         The shareholders also unanimously voted to amend the Certificate of Incorporation and the Bylaws of the Company. An amended and restated Certificate of Incorporation was adopted in its entirety to change the number of directors of the Company from three to five and to allow Mr. Lenfest to designate a majority of the Board of Directors until 2002. See Exhibit 10.14. The Bylaws were amended to incorporate the terms of the Letter Agreement, dated as of December 18, 1991, among Liberty Media Corporation, Lenfest Communications, Inc., Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation, which sets forth the rights of Mr. Lenfest to hold the office of President/CEO of the Company until the first to occur of his death, resignation or December 31, 2001. The Bylaws were also amended to require the Board of Directors to hold at least two but no more than four regular meetings annually and to allow special meetings of the Board of Directors to be called by the Chairman of the Board or any two directors. The Bylaws were also amended to set out the duties of the President/CEO of the Company and also to amend the provisions allowing for amendments to the Bylaws. The shareholders also unanimously voted to ratify the actions of the Board of Directors during the 12 months preceding the date of the annual meeting. The shareholders also unanimously approved Pressman Ciocca & Smith as auditors of the Company for the coming year.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following Exhibits are furnished as part of this Report:

  *2.1 Amended and Restated Asset Exchange Agreement, dated September 8, 1995, between LenComm, Inc. and Lenfest West, Inc. and Heritage Cablevision of Delaware, Inc.

  *2.2 Asset Purchase Agreement, dated as of May 9, 1995, by and between TCI Communications Inc. and Sammons Communications of New Jersey, Inc., Oxford Valley Cablevision, Inc., Sammons Communications of Pennsylvania, Inc., NTV Realty, Inc., Capital Telecommunications, Inc. and AC Communications, Inc.

  *2.3 Assignment and Assumption Agreement, dated as of June 1, 1995, among TCI Communications, Inc., TKR Cable Company and Lenfest Communications, Inc.

  *2.4 Asset Purchase Agreement, dated as of September 7, 1995, by and between Lenfest Atlantic, Inc. and Tri-County Cable Television Company.

  *2.5 Letter Agreement, dated July 13, 1995, between Suburban Cable TV Co., Inc., and Service Electric Cable TV, Inc.

  *2.6 Letter Agreement, dated August 11, 1995, between Suburban Cable TV Co., Inc., and Service Electric Cablevision, Inc.

***2.7 Assignment and Assumption Agreement, dated as of February 16, 1996, by and between Heritage Cablevision of Delaware, Inc. and Lenfest New Castle County, a Delaware general partnership.

***2.8 Bill of Sale, Assignment and Assumption and Release, dated as of February 16, 1996, by and among Lenfest New Castle County, Heritage Cablevision of Delaware, Inc. and The World Company.

  +2.9 Asset Purchase Agreement, dated March 28, 1996, between Cable TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc.

+++3.1         Restated Certificate of Incorporation of the Company.

+++3.2         Amended and Restated Bylaws of the Company.

  *4.1         Form of $700,000,000 8 3/8% Senior Note Due 2005.

 **4.2 Indenture between the Company and The Bank of New York, dated as of November 1, 1995.

+++4.3 Indenture, dated as of June 15, 1996, between the Company and The Bank of New York.

+++4.4 Form of Certificated Note, dated June 27, 1996, between the Company and Salomon Brothers Inc (In accordance with Item 601 of Regulation S-K similar Notes between the Company and Salomon Brothers Inc have not been filed because they are identical in all material respects to the filed exhibit.)

+++4.5 Form of 10 1/2% Senior Subordinated Note, dated June 27, 1996, in the principal sum of $296,700,000.

+++4.6 Registration Agreement, dated as of June 20, 1996, between the Company and Salomon Brothers Inc, Toronto Dominion Securities
               (USA) Inc., CIBC Wood Gundy Securities Corp. and Nationsbanc Capital Markets, Inc.

 *10.1 Credit Agreement, dated as of June 24, 1994, as amended December 16, 1994 and January 10, 1995, among Lenfest Communications, Inc., the Toronto-Dominion Bank and PNC Bank, National Association as Managing Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

 *10.2 Note Agreement, dated as of May 22, 1989, among Lenfest Communications, Inc. and the Prudential Insurance Company of America with respect to $50,000,000 10.69% Senior Notes due 1998.

 *10.3 Note Agreement, dated as of September 14, 1988, among Lenfest Communications, Inc. and certain Institutions described therein with respect to $125,000,000 10.15% Senior Notes due 2000.

 *10.4 Note Agreement, dated as of September 27, 1991, among Lenfest Communications, Inc. and Certain Institutions described therein with respect to $100,000,000 9.93% Senior Notes due 2001.

 *10.5 Programming Supply Agreement, effective as of September 30, 1986, between Satellite Services, Inc. and Lenfest
               Communications, Inc.

 *10.6 Lease, dated as of May 1, 1990, by and between H.F. Lenfest and Marguerite Lenfest and Suburban Cable TV Co. Inc.

 *10.7 Lease, dated as of May 1, 1990, by and between H.F. Lenfest and Marguerite Lenfest and Suburban Cable TV Co. Inc.

 *10.8 Lease, dated as of May 24, 1990, by and between H.F. Lenfest and Marguerite Lenfest and MicroNet, Inc.

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

*10.15 Irrevocable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest, each dated March 30, 1990.

*10.16 Partnership Agreement of L-TCI Associates, dated April, 1993, between Lenfest International, Inc. and UA-France, Inc.

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

**10.21 Letter Agreement, dated November 8, 1995, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and J.P. Morgan Investment Management Co. and Banker's Trust have not been filed because they are identical in all material respects to the filed exhibit.)

**10.22 Letter Agreement, dated November 8, 1995, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and MBL Life Assurance Corp., Full & Co., AUSA Life Insurance Company, Inc. and Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibit.)

**10.23 Letter Agreement, dated October 31, 1995, between the Company and PPM America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and Unum Life Insurance Company of America and First Unum Life Insurance Company, New York Life Insurance Co., SAFECO Life Insurance Co., American Enterprise Life Insurance Company, IDS Life Insurance Company of New York and Teachers Insurance and Annuity Association of America have not been filed because they are identical in all material respects to the filed exhibit.)

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

+10.28 Credit Agreement, dated as of February 29, 1996, between Lenfest Australia, Inc. and The Toronto-Dominion Bank and NationsBank of Texas, N.A. and Toronto- Dominion (Texas), Inc., as Administrative Agent.

+10.29 Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser Technologies, Inc.

+10.30 Letter Agreement, dated November 30, 1995, between the Company and The Prudential Insurance Company of America.

+10.31 Letter Agreement, dated November 30, 1995, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and MBL Life Assurance Corp. and Full & Co. have not been filed because they are identical in all material respects to the filed exhibit.)

++10.32 Form of Second Amendment, dated as of April 29, 1996, to Credit Agreement, dated as of December 14, 1995, by and among Lenfest Communications, Inc., The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

++10.33 Form of Letter Agreement, dated May 2, 1996, between the Company and The Prudential Insurance Company of America.

++10.34 Form of Letter Agreement, dated May 2, 1996, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and ECM Fund, L.P. I and Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibit.)

++10.35 Form of Senior Subordinated Credit Agreement, dated as of May 2, 1996, between Lenfest Communications, Inc. and The Toronto-Dominion Bank.

+++10.36 Letter Agreement, dated June 11, 1996, and accepted June 20, 1996, between the Company and MBL Life Assurance Corporation. (In accordance with Item 601 of Regulation S-K, an agreement between the Company and The Prudential Insurance Company of America has not been filed because it is identical in all material respects to the filed exhibit.)

+++10.37 Letter Agreement, dated June 20, 1996, between the Company and The Prudential Insurance Company of America.

+++10.38 Credit Agreement, dated June 27, 1996, between the Company, the Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

   27.         Financial Data Schedule.


- ------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995.

** Incorporated by reference to the Company's Report on Form 10-Q, File No. 33-96804, dated December 22, 1995, for the quarter ended September 30, 1995.

*** Incorporated by reference to the Company's Report on Form 8-K, File No. 33-96804, dated February 26, 1996.

+ Incorporated by reference to the Company's Report on Form 10-K, File No. 33-96804, dated March 29, 1996, for the year ended December 31, 1995.

++ Incorporated by reference to the Company's Report on Form 10-Q, File No. 33-96804, for the quarter ended March 31, 1996.

+++ Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996.


       (b)  Reports on Form 8-K.

            On April 26, 1996, the Company filed a Form 8-K/A, amending its Form 8-K filed on February 26, 1996, to provide the required audited financial statements and the required pro forma financial information in connection with the previously filed Form 8-K.

            On May 13, 1996, the Company filed a Form 8-K/A, amending its Form 8-K filed on March 13, 1996, to provide the required audited financial statements and the required pro forma financial information in connection with the previously filed Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LENFEST COMMUNICATIONS, INC.



  August 14, 1996             By: /s/ Harry F. Brooks
  ---------------                ---------------------
       Date                      Harry F. Brooks,
                                 Executive Vice President (authorized officer
                                 and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                 Title or Description                        Page Number
- -------                --------------------                        -----------

27                     Financial Data Schedule.

Exhibit 27.  Financial Data Schedule.