Form 10-Q
period 1996-09-30
LENFEST COMMUNICATIONS INC
filed 1996-11-14
CIK 1000450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------
                                       OR

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

                       1105 North Market St., Suite 1300,
                                 P.O. Box 8985,
                           Wilmington, Delaware 19899
                           --------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of November 12, 1996: 158,896 shares of Common Stock, $0.01 par value per share.

                          LENFEST COMMUNICATIONS, INC.

                                      Index


                                                                                                  Page
                                                                                                  ----

Part I.  Financial Information

         Item 1.   Financial Statements

                   Report on Review by Independent Certified Public Accountants                      4

                   Condensed Consolidated Balance Sheets as of September 30, 1996
                   (unaudited) and as of December 31, 1995                                           5

                   Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 (unaudited) and
                   September 30, 1995 (unaudited)                                                    7

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1996 (unaudited) and September 30,
                   1995 (unaudited)                                                                  8

                   Notes to Condensed Consolidated Financial Statements (unaudited)                 10

                   Statement by Management Concerning Review of Interim Financial
                   Information by Independent Certified Public Accountants                          18

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                            19

Part II.  Other Information

         Item 1.   Legal Proceedings                                                                31

         Item 6.   Exhibits and Reports on Form 8-K                                                 32

Part I.  Financial Information


         Item 1. Financial Statements

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



/s/ Pressman Ciocca & Smith
Hatboro, Pennsylvania
November 5, 1996

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                         September              December
                                                                                         30, 1996               31, 1995
                                                                                       --------------         --------------
                                                                                        (Unaudited)                (*)
ASSETS

  Cash and cash equivalents                                                            $       7,915          $     164,943

  Marketable securities                                                                       31,819                169,581

  Accounts receivable, trade and other - unrelated parties, less allowance for doubtful accounts of $2,651 in 1996 and $1,104 in 1995
                                                                                              16,304                 12,787

  Accounts receivable - affiliates, less allowance for doubtful
    accounts of $1,900 in 1996                                                                   920                    103

  Notes receivable and accrued interest, due from an affiliate -
    Australis Media Limited                                                                   27,451                      -

  Inventories                                                                                  3,152                  4,932

  Prepaid expenses                                                                             5,491                  3,946

  Property and equipment, net of accumulated depreciation
   of $296,978 in 1996 and $327,086 in 1995                                                  383,123                211,780

  Investments, principally in affiliates, and related receivables                             51,571                 59,482

  Goodwill, net of amortization of $25,206 in 1996 and
   $22,390 in 1995                                                                            73,191                 52,874

  Deferred franchise costs, net of amortization of $134,432 in
   1996 and $126,796 in 1995                                                                 510,983                133,525

  Other intangible assets, net of amortization of $12,733 in
   1996 and $10,201 in 1995                                                                   26,709                 20,519

  Deferred Federal tax asset, net                                                             50,426                 14,707

  Other assets                                                                                 3,129                  2,569
                                                                                       --------------         --------------

                                                                                       $   1,192,184          $     851,748
                                                                                       ==============         ==============




(*)  Condensed from audited financial statements.



See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)




                                                                                         September              December
                                                                                         30, 1996               31, 1995
                                                                                       --------------         --------------
                                                                                        (Unaudited)                (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                   $   1,256,016          $     817,725

  Accounts payable and accrued expenses - unrelated parties                                   58,036                 33,926

  Accounts payable - affiliate                                                                20,056                  7,205

  Deferred state tax liability                                                                 8,240                  9,940

  Customer service prepayments and deposits                                                    9,103                  9,255

  Investment in Garden State Cablevision, L.P.                                                23,439                 15,451
                                                                                       --------------         --------------

                                                              TOTAL LIABILITIES            1,374,890                893,502

MINORITY INTEREST in equity of consolidated subsidiaries                                       2,934                  3,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                          2                      2

  Additional paid-in capital                                                                  50,747                 50,747

  Unrealized gain on marketable securities, net of deferred
    taxes                                                                                      2,187                 40,410

  Cumulative foreign currency translation adjustment,
    net of deferred taxes                                                                        255                  7,560

  Accumulated deficit                                                                       (238,831)              (143,911)
                                                                                       --------------         --------------
                                                                                            (185,640)               (45,192)
                                                                                       --------------         --------------



                                                                                       $   1,192,184          $     851,748
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                           ------------------------------       ------------------------------
                                                               1996             1995               1996              1995
                                                           -------------     ------------       ------------      ------------

REVENUES                                                   $    104,530      $    66,592        $   290,636       $   197,855

OPERATING EXPENSES
  Service                                                         8,908            5,140             24,576            14,839
  Programming - from affiliate                                   15,694            9,289             41,009            28,278
  Programming - other cable                                       6,248            4,567             17,440            12,316
  Selling and marketing                                           3,846            2,297             10,757             6,463
  General and administrative                                     20,437           12,755             52,668            37,093
  Direct costs - non-cable                                        4,228            3,570             16,240            12,983
  Depreciation                                                   18,506           13,503             50,338            38,745
  Amortization                                                   12,549            5,545             32,154            16,721
                                                           -------------     ------------       ------------      ------------
                                                                 90,416           56,666            245,182           167,438
                                                           -------------     ------------       ------------      ------------

                                     OPERATING INCOME            14,114            9,926             45,454            30,417

OTHER INCOME (EXPENSE)
  Interest expense                                              (30,040)         (14,107)           (78,011)          (42,368)
  Equity in net (losses) of unconsolidated
    affiliates                                                   (4,734)          (4,704)           (13,941)           (9,912)
  Net gain on sales of securities                                     -              173                307            13,279
  Recognized (loss) on decline in market value
    of securities - Australis Media Limited                           -                -            (66,945)                -
  Elimination of provision for reduction
   in value of note receivable and accrued interest              19,685                -                  -                 -
  Gain on disposition of partnership interest                         -                -              6,974                 -
  Other income and expense (net)                                    695               25              4,074               315
                                                           -------------     ------------       ------------      ------------
                                                                (14,394)         (18,613)          (147,542)          (38,686)
                                                           -------------     ------------       ------------      ------------

                           (LOSS) BEFORE INCOME TAXES
                         TAXES AND EXTRAORDINARY LOSS              (280)          (8,687)          (102,088)           (8,269)


INCOME TAX BENEFIT                                                6,168            2,852              9,652             2,485
                                                           -------------     ------------       ------------      ------------

                                 INCOME (LOSS) BEFORE
                                   EXTRAORDINARY LOSS             5,888           (5,835)           (92,436)           (5,784)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of
   deferred taxes of $1,337                                           -                -             (2,484)                -
                                                           -------------     ------------       ------------      ------------

                                    NET INCOME (LOSS)             5,888           (5,835)           (94,920)           (5,784)

BEGINNING  ACCUMULATED DEFICIT                                 (244,719)        (125,626)          (143,911)         (125,677)
                                                           -------------     ------------       ------------      ------------

                           ENDING ACCUMULATED DEFICIT      $   (238,831)     $  (131,461)       $  (238,831)      $  (131,461)
                                                           =============     ============       ============      ============


See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)




                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                           1996                   1995
                                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                           $     (94,920)        $      (5,784)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                                           82,492                55,466
      Extraordinary loss                                                                       3,821                     -
      Accretion of debt discount                                                                 709                     -
      Net (gains) on sales of marketable securities                                             (307)              (13,279)
      Recognized loss on decline in market value of securities -
        Australis Media Limited                                                               66,945                     -
      (Gain) on disposition of partnership interest                                           (6,974)                    -
      Deferred income tax (benefit)                                                          (12,900)               (2,935)
      (Gain) on sale of property and equipment                                                  (186)                 (117)
      Net loss on write-off of assets                                                              -                   792
      Equity in net losses of unconsolidated affiliates                                       13,941                 9,912
      Deferred interest on capital leases                                                          -                     3
      Minority interest                                                                       (1,007)                 (187)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Cash - restricted escrow                                                                     -                 3,273
      Accounts receivable
        Affiliate                                                                               (817)                    -
        Unrelated parties                                                                      5,017                 3,386
      Accrued interest receivable                                                             (1,812)                    -
      Inventories                                                                              1,780                    58
      Prepaid expenses                                                                         1,548                   100
      Other assets                                                                              (637)                  (57)
      Accounts payable and accrued expenses:
        Affiliate                                                                             10,395                  (319)
        Unrelated parties                                                                     23,549                (6,528)
      Customer service prepayments and deposits                                                  753                 1,366
                                                                                       -------------         -------------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES               91,390                45,150
                                                                                       -------------         -------------




See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                           1996                   1995
                                                                                       --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                        $    (604,032)        $           -
  Acquisition of the minority interest of South Jersey
    Cablevision Associates                                                                         -                (8,838)
  Non cable acquisitions                                                                      (5,600)                 (198)
  Purchases of property and equipment                                                        (39,818)              (35,367)
  Purchases of marketable securities                                                            (582)               (2,678)
  Purchases of other investments                                                                   -                   (20)
  Proceeds from transfer of cable system                                                       4,500                     -
  Proceeds from sales of property and equipment                                                  256                   152
  Proceeds from sales of marketable securities                                                 1,662                16,276
  Loans to Australis Media Limited                                                           (41,139)                    -
  Proceeds from note receivable - Australis Media Limited                                     15,500                19,240
  Investments in unconsolidated affiliates                                                    (4,111)              (11,238)
  Distributions from unconsolidated affiliates                                                 1,686                   175
  (Increase) in other intangible assets - investing                                           (4,496)                 (281)
  Loans and advances to unconsolidated affiliates                                               (259)               (1,447)
  Loans and advances from unconsolidated affiliates                                            2,035                   272
                                                                                       -------------         -------------

                                                             NET CASH (USED BY)
                                                           INVESTING ACTIVITIES             (674,398)              (23,952)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                          906,855                57,000
  Early extinguishment of debt                                                              (448,821)                    -
  Other debt reduction:
    Note - stockholder                                                                             -               (10,000)
    Notes - unrelated parties                                                                (25,500)              (66,838)
    Obligations under capital leases                                                            (162)                  (37)
  (Increase) in other intangible assets - financing                                           (6,392)                 (484)
                                                                                       -------------         -------------

                                                      NET CASH PROVIDED BY (USED BY)
                                                           FINANCING ACTIVITIES              425,980               (20,359)
                                                                                       -------------         -------------

                                                NET INCREASE (DECREASE) IN CASH             (157,028)                  839

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                  164,943                 4,302
                                                                                       -------------         -------------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD        $       7,915         $       5,141
                                                                                       =============         =============






See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the Company), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995, and consolidated cash flows for the nine months ended September 30, 1996 and 1995.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-4 dated September 6, 1996. The results of operations for the periods ended September 30, 1996 and 1995, are not necessarily indicative of operating results for the full year.

Prior period financial statements have been reclassified to conform with current period presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment sold by the Company's promotional and advertising subsidiaries.

Inventories are summarized as follows:

                                                                                 September             December
                                                                                 30, 1996              31, 1995
                                                                               --------------        --------------
                                                                                   (Dollars in thousands)
Raw materials                                                                  $       2,882         $       3,428
Finished goods and work-in process                                                       270                 1,504
                                                                               --------------        --------------

                                                                               $       3,152         $       4,932
                                                                               ==============        ==============

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                   1996                  1995
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Cash paid during the period for
  Interest                                                                     $      53,294         $      45,235
                                                                               ==============        ==============

  Income taxes                                                                 $         211         $         160
                                                                               ==============        ==============


                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, (continued)


Supplemental Schedule Relating to Acquisitions
                                                                                   1996                  1995
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Property and equipment                                                         $     168,465         $       4,932
Goodwill and other intangible assets                                                  29,848                 6,158
Deferred franchise costs                                                             406,819                 2,124
Other assets                                                                           4,500                     -
Minority interest in partnership equity                                                    -                 3,129
Customer prepayments and deposits                                                          -                  (307)
                                                                               --------------        --------------
                                                                                     609,632                16,036
Amount financed                                                                            -                 7,000
                                                                               --------------        --------------

                                                          NET CASH PAID        $     609,632         $       9,036
                                                                               ==============        ==============

Noncash Investing and Financing Transactions

On September 30, 1996, the Company contributed the assets of a cable television system for a partnership interest (See Note 4). Also, in September 1996, the Company contributed the assets that comprise the business known as "the Barker" to a newly formed joint venture (See Note 4).

In 1996, the Company incurred additional capital lease obligations of $968,000.

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

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

On September 30, 1996, the Company, through its subsidiary, Lenfest Advertising, Inc., acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4,500,000. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded from available funds.

On September 30, 1996, the Company caused substantially all of the assets of the Gettysburg, PA cable television system to be conveyed to GS Communications, Inc. in exchange for the right to acquire substantially all of the assets of the Stewartstown, PA cable television system and $4.5 million. No gain or loss was recorded on the exchange. The Company through a newly formed subsidiary, Lenfest Clearview Inc., contributed the right to acquire the assets of the Stewartstown system and $500,000 (which was funded in October 1996) for a 30% partnership interest in a newly formed partnership, Clearview Partners, with Clearview CATV, Inc. Clearview CATV, Inc. contributed to Clearview Partners its cable television system serving approximately 8,000 subscribers in York County, Pennsylvania and Hartford County, Maryland. The Company will report its proportionate share of partnership net income (loss) on the equity method. (See the acquisition from Sammons Communications, Inc. discussed below).

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS, (continued)

StarNet, Inc. ("StarNet"), a wholly owned subsidiary of the Company, entered into a joint venture, effective September 11, 1996, with Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of UV Corp. StarNet contributed the assets that comprised the business known as "the Barker", a dedicated channel for the promotion of pay-per-view movies, programming and events and Prevue contributed the assets that comprised the business known as "Sneak Prevue", which does substantially the same promotion as the Barker. The new entity will be known as Sneak Prevue, L.L.C., and will be based in Tulsa, Oklahoma. StarNet will own 28% of the new entity and will report its proportionate share of net income (loss) on the equity method.

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

On February 29, 1996, the Company acquired four cable television systems from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., pass approximately 358,000 homes and service approximately 282,000 basic subscribers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The Company paid for a fifth system, located in Gettysburg, PA, but did not take title to it. The Company was managing the system from February 29, 1996. As discussed above, the Gettysburg system was transferred to GS Communications, Inc. on September 30, 1996.

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

In February 1996, the Company purchased the Philadelphia area assets of Cable AdNet, Inc., a subsidiary of TCI for approximately $1,100,000.

On June 23, 1995, the Company, through its newly formed subsidiary, Lenfest South Jersey Investments, Inc., purchased the remaining 40% minority general partnership interest in South Jersey Cablevision Associates for $8,838,000. As of June 30, 1996, Lenfest South Jersey Investments was merged into a wholly owned subsidiary of the Company, Lenfest Atlantic, Inc., the owner of the 60% interest in the partnership, thereby terminating the partnership.

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

NOTE 5 - MARKETABLE SECURITIES

The Company's investment in the securities of Australis Media Limited ("Australis") consists of 11,000,000 shares of voting stock and 173,000,000 non-voting convertible debentures. The debentures are classified as equity securities by Australis as the debentures are unsecured non-voting securities that have interest entitlements equivalent in both timing and amount to the dividend entitlements attaching to common stock and will be subordinated to all creditors other than common stock shareholders upon any liquidation or winding up. The convertible notes will not be redeemable for cash but will be convertible into ordinary shares on a one-for-one basis providing that certain conditions are met. The notes are convertible once they have been transferred from the initial subscriber.

The aggregate cost basis and market values of the securities at September 30, 1996 and December 31, 1995 are as follows:


                                                                                           Gross
                                                                    Aggregate           Unrealized
                                                                      Cost                 Gain                Market
                                                                      Basis               (Loss)                Value
                                                                  --------------       --------------       --------------
September 30, 1996
Australis Media Limited convertible debentures                    $      22,228        $       3,101        $      25,329
Australis Media Limited common stock                                      1,799                 (276)               1,523
Other marketable equity securities                                        4,035                  932                4,967
                                                                  --------------       --------------       --------------
                                                                  $      28,062        $       3,757        $      31,819
                                                                  ==============       ==============       ==============

December 31, 1995
Australis Media Limited convertible debentures                    $      85,534        $      68,817        $     154,351
Australis Media Limited common stock                                      5,438                3,967                9,405
Other marketable equity securities                                        4,809                1,016                5,825
                                                                  --------------       --------------       --------------
                                                                  $      95,781        $      73,800        $     169,581
                                                                  ==============       ==============       ==============

All of the Company's securities are considered to be available for sale. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24.0 million. Due to uncertainty regarding the long-term financing of Australis (See Note 9), the Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $66.9 million, as of June 30, 1996, resulting from a write-down of the Australis investment from cost in the accompanying consolidated statement of operations. The write-down established a new cost basis in the Australis investment.

Net realized gains from the sale of marketable securities, in the amount of $307,000 and $13,279,000 are included in the accompanying consolidated statements of operations for 1996 and 1995, respectively. The 1995 net realized gains includes a net gain of approximately $13,100,000 from the sale of its QVC, Inc. stock holdings. The specific identification method is used to determine the cost of each security at the time of sale.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 6 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company now serving approximately 202,000 subscribers in Southern New Jersey. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $23,439,000 and $15,451,000 at September 30, 1996 and December 31, 1995, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the nine months ended September 30, 1996 and 1995, is as follows:

                                                                                   1996                  1995
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Results of Operations
Revenues                                                                       $      74,863        $      68,546
Operating expenses                                                                   (32,548)             (31,236)
Depreciation and amortization                                                        (36,367)             (35,176)
                                                                               -------------        -------------

                                                       OPERATING INCOME                5,948                2,134

Interest expense                                                                     (12,338)             (14,579)
Other expense                                                                         (4,492)              (4,135)
                                                                               -------------        -------------

                                                               NET LOSS        $     (10,882)       $     (16,580)
                                                                               =============        =============


NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at September 30, 1996 and December 31, 1995:


                                                                                 September             December
                                                                                 30, 1996              31, 1995
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)

8.375% senior notes due November 1, 2005                                       $     685,706         $     684,691
10.5% senior subordinated notes due June 15, 2006                                    293,250                     -
Bank credit facility                                                                 150,000                     -
11.30% senior promissory notes due September 1, 2000                                  60,000                75,000
11.84% senior promissory notes due May 15, 1998                                       21,000                31,500
9.93% senior promissory notes due September 30, 2001                                  14,250                14,250
Notes payable to bank due June 30, 1999                                                7,000                 7,000
Note payable to banks                                                                 18,720                     -
Obligations under capital leases                                                       6,090                 5,284
                                                                               --------------        --------------

                                                                               $   1,256,016         $     817,725
                                                                               ==============        ==============


                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 7 - LONG-TERM DEBT, (continued)

On June 27, 1996, the Company issued $300,000,000 in principal amount of 10.5% senior subordinated notes due 2006. The notes are stated net of unamortized discount and issuance costs. The senior subordinated notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The net proceeds from the offering of the senior subordinated notes were used, together with $150 million from initial borrowings under the term loan portion of a new bank credit facility to prepay all amounts outstanding under the Company's old bank credit facility. The Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with the old bank credit facility. These charges increased net loss by $2,484,000, net of income tax benefit of $1,337,000.

NOTE 8 - CORPORATE INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense reorganization. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

The net income tax benefit differs from amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes primarily from nondeductible amortization on goodwill and certain other intangibles and provision for state income taxes. In 1996, the Company has not recognized a tax benefit or expense from the write-down of the Australis securities (see Note 5), the provision for reduction in value of note receivable and accrued interest or the subsequent elimination of this provision.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES, (continued)

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

On April 24, 1996, the Company guaranteed up to $75,000,000 of a new $125,000,000 Australis Media Limited ("Australis") bank facility as part of recapitalization plans pursued by Australis. Australis has announced that it plans to repay the Australis bank facility with the proceeds of long-term debt and equity financing in conjunction with its proposed recapitalization. In connection with such long-term financing, the Company has agreed to make an additional $40,000,000 equity investment in Australis, subject to a number of conditions, including the completion of the recapitalization and the equity contributions of certain other investors. In October 1996, the Australis long-term financing was completed, the guaranty terminated and Australis repaid amounts owing to the Company. Accordingly, the Company eliminated a provision for doubtful account that was established at June 30, 1996. (See Note 10).

H.F. Lenfest, the Company's president and chief executive officer, and TCI have jointly and severally guaranteed a $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guaranty with regard to providing letters of credit in the aggregate amount of $33.5 million. If the Company provides such letters of credit, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued under the Company's bank credit facility with respect to program payment obligation guarantees. In addition, in February 1996, Mr. Lenfest provided his personal guaranty of an approximately $18.7 million loan to Lenfest Australia, Inc. by two commercial banks. The guaranty was terminated and the $18.7 million loan was repaid in October 1996 with the funds received from Australis.

In May 1996, The News Corporation Limited ("News") filed an action against the Company claiming the Company violated an alleged oral agreement it made to inform News prior to taking any steps to effect a recapitalization plan for Australis Media Limited. In June 1996, the Company filed suit seeking a declaration that no oral agreement was made. In September 1996, the Company and News settled the pending suits by agreeing to dismiss all claims without payment of any damages.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND CONTINGENCIES, (continued)

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

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $568 million). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached his duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit and their intention to defend this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company is obligated to purchase additional shares of stock valued at a total of 49.8 million French francs (approximately $9,646,000) in Videopole for the years 1996-1997. The Company's future commitment in dollars is subject to change in the exchange rate.

NOTE 10 - SUBSEQUENT EVENTS

In October 1996, Australis Media Limited completed its refinancing plan by issuing $150 million senior secured discount notes due 2002 and raising $100 million of new cash equity. In connection with the Australis financing, the Company made an additional $40 million investment in equity securities and an additional $40 million investment in debt securities. The proceeds of the financing were used in part to repay a note and accrued interest due to the Company.

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




The September 30, 1996 and 1995 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca & Smith, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and EBITDA for the nine months ended September 30, 1996 primarily through acquisitions and, to a lesser extent, through internal customer growth, increases in monthly revenue per basic customer and growth in advertising and pay-per-view revenues. EBITDA represents earnings before interest, income taxes, depreciation, amortization and equity in net losses of unconsolidated affiliates. EBITDA also excludes non-operating revenue and expenses, such as interest income, capital gains and gains on sale of equipment. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles. The high level of depreciation and amortization associated with the Company's acquisitions and capital expenditures, and interest costs related to its financing activities have caused the Company to report net losses. Management believes that such net losses are common for cable television companies and that the Company may continue to incur net losses in the near future. Management does not expect the Company to generate net income prior to 1998.

RESULTS OF OPERATIONS

         The following tables, which are derived from, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, set forth the historical percentage relationship of the components of operating income for the periods indicated. The tables provide information on the Company's predominant business unit, its Core Cable Television Operations, and for the Company as a whole. The Core Cable Television Operations account for 89.5% and 87.8% of the consolidated revenue for the three months and nine months ending September 30, 1996. The Core Cable Television Operations historically have achieved better results than have the Company's non-cable, communications-related business subsidiaries.

                              CONSOLIDATED RESULTS
                             Percentage of Revenues


                                            Three Months Ended               Nine Months Ended
                                                September 30,                  September 30,
                                             1996          1995             1996         1995
                                            --------      --------         --------     --------
Revenues  ...............................    100.0%       100.0%           100.0%       100.0%
Programming expenses  ...................     21.0         20.8             20.1         20.5
Selling, general & administrative........     23.2         22.6             21.8         22.0
Technical and other  ....................     12.6         13.1             14.1         14.1
Depreciation and amortization  ..........     29.7         28.6             28.4         28.0
                                           --------       --------         --------     --------
                                              86.5         85.1             84.4         84.6
                                           --------       --------         --------     --------
Operating income  ........................    13.5%        14.9%            15.6%        15.4%
                                           ========       ========         ========     ========

EBITDA  ..................................    43.2%        43.5%            44.0%        43.4%



               CORE CABLE TELEVISION OPERATIONS (RESTRICTED GROUP)
                             Percentage of Revenues

                                            Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30
                                             1996          1995             1996         1995
                                            --------      --------         --------     --------
Revenues  ..................................  100.0%        100.0%           100.0%       100.0%
Programming expenses  ......................   23.5          23.6             22.9         23.9
Selling, general & administrative...........   19.0          20.2             18.7         19.7
Technical and other  .......................    7.8           6.7              7.9          6.5
Depreciation and amortization  .............   31.1          29.0             30.1         29.2
                                            --------       --------          --------     -------
                                               81.4          79.5             79.6         79.3
                                            --------       --------         --------     --------
Operating income  .........................    18.6%         20.5%            20.4%        20.7%
                                            ========       ========         ========     ========
EBITDA  ...................................    49.7%         49.5%            50.5%        49.9%

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

CONSOLIDATED RESULTS

         Assets for the Company increased 40.0% to $1,192.2 million over the December 31, 1995 year-end. There were large increases in deferred franchise costs of 282.7% to $511.0 million and in property, plant and equipment of 80.9% to $383.1 million. In both cases, the increases were primarily attributable to the TCI Exchange (as defined herein) and the Sammons Acquisition (as defined herein). On February 12, 1996, the Company completed an acquisition (the "TCI Exchange") in which it received TCI's Wilmington, Delaware area cable television systems in exchange for the Company's cable television systems in the East San Francisco Bay area, a 41.67% partnership interest in Bay Cable Advertising (an advertising interconnect), and certain other non-contiguous cable television properties having a net value of approximately $45 million. On February 29, 1996, the Company acquired from Sammons Communications, Inc. its Bensalem and Harrisburg cable television systems in Pennsylvania and its Vineland and Atlantic City/Pleasantville systems in New Jersey (the "Sammons Acquisition"). Likewise, the total liabilities of the Company increased 53.9% to $1,374.9 million over the December 31, 1995 year end due largely to the TCI Exchange and the Sammons Acquisition. The largest increases were in accounts payable and accrued expenses of 89.9% to $78.1 million, of which accrued interest increased from $11.4 million to $35.4 million, a 210.5% increase, and an increase of 53.6% to $1,256.0 million for notes payable, in each case as a result of the foregoing transactions.

         Revenues for the Company increased 57.0% to $104.5 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of a 57.6% increase in revenues from the Company's Core Cable Television Operations. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition and, to a lesser extent, the realization of the effect of rate increases which were implemented and internal customer growth.

         Operating expenses increased 59.6% to $90.4 million (86.5% of total revenues) in the 1996 three-month period. Depreciation and amortization increased 63.0% to $31.1 million (29.7% of total revenues) in the 1996 three-month period. All increases were due largely to the TCI Exchange and the Sammons Acquisition.

         Interest expense increased 112.9% to $30.0 million in the 1996 three-month period. The increase was primarily the result of additional indebtedness associated with the 8 3/8% Senior Notes issued in November 1995, the 10 1/2% Senior Subordinated Notes issued in June 1996, and borrowings under the Company's bank credit facility for the purpose of funding acquisitions.

         Other expenses decreased by $20.2 million to provide an income of $15.6 million in the 1996 three-month period due largely to the elimination of the provision for reduction in value of the note receivable and accrued interest due from Australis for which a provision was previously made in June 1996.

         Loss before income taxes and extraordinary loss decreased to $0.3 million in the 1996 three-month period from a loss of $8.7 million in the 1995 three-month period. This decrease in the loss was primarily attributable to the elimination of the provision associated with Australis of $19.7 million, the increase in operating income of $4.2 million, and the increase in interest expense of $15.9 million.

         EBITDA increased $16.2 million to $45.2 million in the 1996 three-month period as compared to the 1995 three-month period. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition. EBITDA as a percentage of revenue declined from 43.5% to 43.2% as a combined result of an increase in the Core Cable Television Operations and a decrease in the Unrestricted Subsidiaries Operations, as discussed below.

CORE CABLE TELEVISION OPERATIONS

         Revenues increased 57.6% to $93.5 million in the 1996 three-month period as compared to the 1995 three-month period. Premium service revenues grew by 91.9% to $28.8 million. Pay-per-view revenues increased 25.5% to $2.4 million. Equipment rental revenue increased by 99.6% to $3.6 million. The increases are primarily attributable to the TCI Exchange and the Sammons Acquisition, and to a lesser extent, the realization of the effect of rate increases which were implemented and internal customer growth. Internal growth of basic customers and homes passed increased by 8,010 and 5,310, respectively, during the 1996 three-month period.

         In the 1996 three-month period, programming expense increased 58.4% to $21.9 million (23.5% of revenues of Core Cable Television Operations) as a result of an increase in the number of basic cable television subscribers served by the Company attributable to the TCI Exchange and the Sammons Acquisition. Selling, general and administrative expense increased 48.0% to $17.8 million (19.0% of total revenues of Core Cable Television Operations) as a result of increased number of employees attributable to the acquisitions. Technical and other expenses increased 79.6% to $7.3 million (7.8% of total revenues of Core Cable Television Operations), and depreciation and amortization increased 69.3% to $29.1 million, primarily as a result of the TCI Exchange and the Sammons Acquisition.

         EBITDA increased 58.2% to $46.5 million (49.7% of total revenues of Core Cable Television Operations) and operating income increased 42.6% to $17.4 million (18.6% of total revenues of Core Cable Television Operations), as the increased revenues more than offset the increase in operating expenses, both due largely to the TCI Exchange and the Sammons Acquisition. Operating income as a percentage of total revenues of Core Cable Television Operations declined from 20.5% for the comparable period of the previous year primarily from the increase in depreciation and amortization expenses resulting from the acquisitions.

UNRESTRICTED SUBSIDIARIES

         The largest of the Company's unrestricted subsidiaries are MicroNet, Inc. ("MicroNet"), StarNet, Inc. ("StarNet"), StarNet Development, Inc. ("StarNet Development"), and Lenfest Advertising, Inc. ("Lenfest Advertising"). Revenues increased 51.5% to $11.0 million in the 1996 three-month period as compared to the 1995 three-month period, primarily as a result of increased activity in the satellite transmission business of MicroNet and advertising revenue by Lenfest Advertising.

         Selling, general and administrative expense increased 114.3% to $6.5 million; and technical and other expense increased 25.5% to $5.8 million. Depreciation and amortization increased 5.5% to $2.0 million in the 1996 three-month period as compared to the 1995 three-month period.

         EBITDA was negative $1.3 million as compared to negative $0.4 million and the operating loss was $3.3 million as compared to $2.3 million in the same period in 1995. The increase in the loss is attributable to losses incurred by StarNet Development as a result of a decline in the sales of inserter equipment.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

CONSOLIDATED RESULTS

         Revenues for the Company increased 46.9% to $290.6 million in the 1996 nine-month period as compared to the 1995 nine-month period, primarily as a result of a 48.0% increase in revenues from the Company's Core Cable Television Operations. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition and, to a lesser extent, the realization of the effect of rate increases which were implemented and internal customer growth.

         Operating expenses increased 46.4% to $245.2 million (84.4% of total revenues) in the 1996 nine-month period. Depreciation and amortization increased 48.7% to $82.5 million (28.4% of total revenues) in the 1996 nine-month period. All increases were due largely to the TCI Exchange and the Sammons Acquisition.

         Interest expense increased 84.1% to $78.0 million in the 1996 nine-month period. The increase was primarily the result of additional indebtedness associated with the 8 3/8% Senior Notes issued in November 1995, the 10 1/2% Senior Subordinated Notes issued in June 1996, and borrowings under the Company's bank credit facility for the purpose of funding acquisitions.

         Other income of $3.7 million in the 1995 nine-month period decreased by $73.2 million in the 1996 nine-month period due largely to recognition of a $66.9 million decline in the market value of its equity ownership interest in securities of Australis particularly as offset by a gain of $7.0 million on the disposition of its partnership interest in Bay Cable Advertising in the TCI Exchange. In the comparable 1995 nine-month period other income included a $13.2 million gain on the sale of marketable securities.

         Loss before income taxes and extraordinary loss increased to $102.1 million in the 1996 nine-month period from a loss of $8.3 million in the 1995 nine-month period primarily due to recognition of losses associated with Australis of $66.9 million and the increase in interest expense of $35.6 million.

         EBITDA increased $42.1 million to $127.9 million in the 1996 nine-month period as compared to the 1995 nine-month period. The increase was primarily attributable to the TCI Exchange and the Sammons Acquisition. EBITDA as a percentage of revenue increased from 43.4% to 44.0% as a combined result of an increase in the Core Cable Television Operations and a decrease in the Unrestricted Subsidiaries Operations, as described below.

CORE CABLE TELEVISION OPERATIONS

         Revenues increased 48.0% to $255.1 million in the 1996 nine-month period as compared to the 1995 nine-month period. Premium service revenues grew by 62.3% to $64.3 million. Pay-per-view revenues increased 44.2% to $6.2 million. Equipment rental revenue increased by 89.4% to $9.1 million. The increases are primarily attributable to the TCI Exchange and the Sammons Acquisition and, to a lesser extent, the realization of the effect of rate increases which were implemented and internal customer growth. Internal growth of basic customers and homes passed increased by 22,681 and 21,573, respectively, during the 1996 nine-month period.

         In the 1996 nine-month period, programming expense increased 44.0% to $58.4 million (22.9% of revenues of Core Cable Television Operations) as a result of the TCI Exchange and the Sammons Acquisition. Selling, general and administrative expense increased 40.4% to $47.7 million (18.7% of total revenues of Core Cable Television Operations) as a result of increased number of employees attributable to the acquisitions. Technical and other expenses increased 71.6% to $20.1 million (7.9% of total revenues of Core Cable Television Operations) and depreciation and amortization increased 52.2% to $76.7 million, primarily as a result of the TCI Exchange and the Sammons Acquisition.

         EBITDA increased 49.6% to $128.8 million (50.5% of total revenues of Core Cable Television Operations) and operating income increased 45.9% to $52.1 million (20.4% of total revenues of Core Cable Television Operations), as the increased revenues more than offset the increase in operating expenses, both due largely to the TCI Exchange and the Sammons Acquisition. Operating income as a percentage of total revenues of Core Cable Television Operations declined from 20.7% for the comparable period of the previous year primarily from the increase in depreciation and amortization expenses resulting from the acquisitions.

UNRESTRICTED SUBSIDIARIES

         Revenues increased 39.6% to $35.6 million in the 1996 nine-month period as compared to the 1995 nine-month period, primarily as a result of increased activity in the satellite transmission business of MicroNet and advertising revenue by Lenfest Advertising.

         Selling, general and administrative expense increased 64.0% to $15.7 million; and technical and other expense increased 28.6% to $20.7 million. Depreciation and amortization increased 14.1% to $5.8 million in the 1996 nine-month period as compared to the 1995 nine-month period.

         EBITDA was negative $0.9 million as compared to negative $0.2 million and the operating loss was $6.7 million as compared to $5.3 million in the same period in 1995. The increase in the loss is attributable to losses incurred by StarNet Development as a result of a decline in the sales of inserter equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company's businesses require cash for operations and for capital expenditures. In addition, the Company has followed a strategy of expansion through selective acquisitions of cable television systems and communications-related businesses for cash. As of September 30, 1996, the Company had a commitment to purchase a cable television system for an aggregate cash purchase price of approximately $84.5 million (the "Turnersville Acquisition"). In addition, on September 30, 1996, the Company (i) contributed its right to acquire the assets of a cable television system to a newly formed partnership, which partnership then exchanged such rights for the assets of another cable television system (the "Clearview Transaction") and (ii) acquired the assets of a cable advertising business for approximately $4.5 million.

         To date, cash requirements have been funded by cash flow from operations and borrowings. At September 30, 1996, the Company had aggregate total indebtedness of approximately $1,256.0 million, which includes bank debt at the subsidiary level of approximately $25.7 million. The Company's senior indebtedness portion of approximately $937.0 million consisted of (i) three debt obligations in the amount of approximately $60.0 million, $21.0 million and $14.2 million (collectively, the "Private Placement Notes"), (ii) $685.7 million of 8 3/8% Senior Notes (the "8 3/8% Senior Notes"), (iii) $150 million under a bank credit facility (the "Bank Credit Facility") and (iv) obligations under capital leases of approximately $6.1 million. The Company issued the Private Placement Notes from 1988 to 1991 in connection with the refinancing of revolving bank debt. The Company issued the 8 3/8% Senior Notes on November 14, 1995 pursuant to a registration statement on Form S-1 and used the net proceeds to retire then-existing debt and to fund acquisitions. The Bank Credit Facility consists of a $150 million term loan facility and a $300 million revolving credit facility. At September 30, 1996, the term loan was fully drawn.

         At September 30, 1996, the Company had outstanding senior subordinated indebtedness of approximately $293.2 million, consisting of 10 1/2% Senior Subordinated Notes Due 2006 (the "Private Placement Subordinated Notes"). The Company issued the Private Placement Subordinated Notes on June 27, 1996 pursuant to a private offering to certain institutional and other accredited investors and used the net proceeds to retire then-existing bank debt. On October 9, 1996, the Company completed its offer to exchange all Private Placement Subordinated Notes for 10 1/2% Senior Subordinated Notes which were registered under the Securities Act of 1933 (the "Senior Subordinated Notes"). The form and term of the Senior Subordinated Notes are identical in all material respects to the form and term of the Private Placement Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. In addition, as described below and in the Notes to the financial statements of the Company, the Company had a stand-by $75.0 million senior subordinated credit facility (the "Stand-by Facility") in order to provide any required funding under the Australis Guaranty (as defined below). At September 30, 1996 no amounts had been drawn under such facility and as of October 31, 1996, the Australis Guaranty and the Stand-By Facility were terminated.

         Effective October 28, 1996, the Company and its lenders under the Bank Credit Facility amended certain of the terms of the Bank Credit Facility as follows: (i) to permit the Company to apply any distributions received as a partner of Garden State Cablevision, L.P. to reduce the outstanding amount of the revolving credit facility, if any, (ii) to permit the Company to invest up to $80 million in Australis (as defined below), (iii) to permit the issuance of letters of credit (described below) in an aggregate amount of $33.5 million,
(iv) to prohibit the Company from making certain additional investments in excess of $50 million as long as the ratio of Total Debt to Annualized Operating Cash Flow is greater than 6.00:1 for the two most recently completed fiscal quarters, (v) to prohibit the Company from having a Senior Debt Leverage Ratio for the most recent quarter end in excess of 5.75:1 through March 30, 1997, and declining thereafter to 4.50:1 beginning December 31, 1999, and (vi) to prohibit the Company from having a Total Debt Leverage Ratio in excess of 7.50:1 through December 30, 1996, and declining thereafter to 6.00:1 beginning on December 31, 1998. Terms capitalized but not defined above have the meanings assigned to them in the Bank Credit Facility, as amended.

         The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations on the Senior Subordinated Notes, the Private Placement Notes, the 8 3/8% Senior Notes and the Bank Credit Facility when due. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by the Restricted Subsidiaries of the Company.

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges was approximately $51.6 million for the nine months ended September 30, 1996 compared to approximately $43.9 million for the nine months ended September 30, 1995. The increase in cash flow was a result of the completion of the TCI Exchange and the Sammons Acquisition and, to a lesser extent, the realization of the effect of rate increases which were implemented and internal customer growth. During the 1996 nine-month period the Company was required to make interest payments of approximately $53.2 million on its outstanding debt, whereas during the 1995 nine-month period, the Company was required under its then existing debt obligations to make interest payments of approximately $45.2 million. This increase was primarily attributable to increased debt incurred by the Company in connection with the TCI Exchange and the Sammons Acquisition.

         On September 30, 1996, the Company, through Lenfest Clearview, Inc. ("Clearview"), a newly formed subsidiary of the Company's Suburban Cable TV Co. Inc. ("Suburban") subsidiary, completed the acquisition of a 30% partnership interest in Clearview Partners, a newly formed general partnership (the "Partnership"). Suburban, through

Clearview, contributed to the Partnership $500,000 and Suburban's right to acquire the cable television assets (the "Gettysburg Assets") located in and about Gettysburg, Pennsylvania from Sammons Communications of Pennsylvania, Inc. and its right to exchange the Gettysburg Assets for cable television assets located near Stewartstown, Pennsylvania and owned by GS Communications, Inc. Suburban also received a payment of $4.5 million from GS Communications, Inc. in connection with the transactions. On October 11, 1996, Clearview CATV, Inc., an unaffiliated entity, contributed all of its assets and liabilities to the Partnership in connection with its acquisition of the remaining 70% interest in the Partnership. The assets include cable television assets located in Maryland and Pennsylvania and the liabilities include bank debt in the approximate amount of $8.5 million. As a result of the series of transactions, Clearview holds a 30% general partnership interest in the Partnership, and the Partnership has approximately 9,650 basic customers and passes approximately 13,400 homes.

         In addition, on September 30, 1996, the Company through Lenfest Advertising, Inc., a wholly owned subsidiary ("Advertising") acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4.5 million. The Company funded the acquisition from cash on hand.

         On September 11, 1996, the Company, through StarNet, entered into an agreement with United Video Satellite Group, Inc. ("UVSG"), to form a joint venture to combine the two companies' pay-per-view promotion services. StarNet contributed its Barker service to the joint venture and received a 28% partnership interest. The joint venture is named Sneak Prevue, L.L.C. and is managed and controlled by UVSG.

         The Company expects to complete the Turnersville Acquisition in the first quarter of 1997 for approximately $84.5 million. The Company expects to fund the acquisition from borrowings under the Bank Credit Facility.

         For the period 1996 through 2000, the Company's Core Cable Television Operations expect to incur approximately $300.0 million in capital expenditures related to its upgrade program and approximately $150.0 million for routine maintenance capital expenditures. For the nine months ended September 30, 1996, the Company has expended approximately $33.7 million for capital expenditures for Core Cable Television Operations.

         The Company is obligated to make additional investments of FF49.8 million in 1996 and 1997 (approximately $9.6 million in the aggregate, subject to currency exchange rate fluctuations) related to its indirect investment in Videopole. The foregoing amounts assume that the Company will continue to be required to make the investments required to be provided by the Company's joint venture partner, Tele-Communications, Inc. ("TCI"). Any funds provided by the Company as a result of the failure by TCI to make its required investments will result in an adjustment to the partnership interests.

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

         The Company is a party to interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate indebtedness. The Company is also party to one interest rate swap agreement to convert a portion of the Company's fixed rate debt to a LIBOR based rate, thereby obtaining the benefits of long-term funds while paying a rate of interest based on the cost of short-term funds. The Company does not otherwise ordinarily enter into interest rate or currency hedge agreements.

LENFEST AUSTRALIA, INC.

         At September 30, 1996, the Company, through its Lenfest Australia, Inc. subsidiary, held an approximately 31.4% aggregate equity investment in Australis Media Limited ("Australis"), an Australian public company which provides pay television programming and services to substantially all of Australia's major population centers. The Company acquired its interest in Australis for an aggregate investment of approximately U.S. $91.0 million. As reported in its Report on Form 10-Q for the period ended June 30, 1996, as a result of uncertainties associated with the successful completion by Australis of its proposed recapitalization, the Company recognized a loss of approximately $66.9 million on the decline of the market value of its equity ownership in Australis and a provision for potential reduction in value of note receivable and accrued interest in the amount of $19.7 million in connection with a note receivable and accrued interest due from Australis.

         On January 19, 1996, Lenfest Australia, Inc. loaned Australis approximately $18.5 million on an unsecured basis. Such loan had an original due date of February 26, 1996, but was extended to the earlier of October 31, 1996 or the refinancing by Australis of the Australis Bank Facility (as defined below). The Company loaned the funds to Lenfest Australia, Inc., a subsidiary of the Company (but not part of the Restricted Group), on an intercompany basis. On February 29, 1996, Lenfest Australia, Inc. entered into a credit facility (as subsequently amended, the "Lenfest Australia Credit Facility") with two of the banks which are parties to the Bank Credit Facility. The amount borrowed, approximately $18.7 million, was used to repay the intercompany advance from the Company and transaction costs associated with the loan to Lenfest Australia, Inc. The Lenfest Australia

Credit Facility was an unsecured facility which was required to be repaid on the earlier of repayment of the loans by Australis or October 31, 1996. The full payment and performance of the Lenfest Australia Credit Facility was guaranteed by H.F. Lenfest, President and CEO of the Company. As a condition to granting their consent to the entering into of the Lenfest Australia Credit Facility, the lenders under the Bank Credit Facility required the Company to agree to reduce the aggregate principal amount available for advances under the revolving credit portion of the Bank Credit Facility by $20.0 million so long as any portion of the Lenfest Australia Credit Facility remained outstanding.

         In addition, the Company and certain other investors in Australis (collectively, the "Australis Guarantors") had agreed to assist in a recapitalization of Australis. On May 10, 1996, Australis, Toronto Dominion Australia Limited ("TDAL") and the Australis Guarantors entered into agreements which provided for TDAL to lend Australis up to $125.0 million (the "Australis Bank Facility") and for the Australis Guarantors to severally guarantee borrowings under the Australis Bank Facility. The Company's several portion (the "Australis Guaranty") of the guaranty was up to $75.0 million of the Australis Bank Facility. The Australis Bank Facility required that it be repaid on or before October 31, 1996.

         In connection with the Australis Guaranty, the Company entered into the Stand-by Facility on May 2, 1996 with The Toronto-Dominion Bank (the Administrative Agent under the Bank Credit Facility and an affiliate of TDAL) in order to provide any required funding under the Australis Guaranty. The terms of the Stand-by Facility provided that any loan will be subordinated to the senior lenders to the Company, be unsecured and be due on the first to occur of November 18, 1996, the issuance of public debt by Australis in an amount sufficient to repay the Australis Bank Facility or the issuance of additional public securities by the Company.

         On October 31, 1996, Australis completed its refinancing through the sale of $150 million in principal amount of its 15% Senior Secured Discount Notes due 2002 (the "Australis Notes") and the sale of $100 million of shares and convertible notes (the "Australis Stock"). In connection with the refinancing, the Company purchased $40 million of the Australis Stock at a price of A$0.545 per share or convertible note. In addition, the Company purchased $40 million of the Australis Notes. The Australis Notes have warrants to purchase stock or convertible notes at a price of A$0.20. As a result, at October 31, 1996, the Company, through its Lenfest Australia, Inc. subsidiary, has invested an aggregate of $131.0 million in the equity securities of Australis and $40 million in debt securities of Australis. At October 31, 1996, the Company held an approximately 32.9 % economic interest in Australis which had a market value of approximately $40.5 million.

         At the completion of the refinancing, Australis repaid the Australis Bank Facility. As a result, the Australis Guaranty was terminated. In addition, Australis repaid Lenfest Australia, Inc. amounts due under the January 19, 1996 Loan Agreement. The principal, interest and fees repaid totaled approximately $20.3 million. As a result, Lenfest Australia, Inc. repaid the Lenfest Australia Credit Facility. Further, Australis repurchased from

Publishing and Broadcasting Limited ("PBL") certain excess equipment which it had sold PBL on August 20, 1996 to raise short term working capital. The Company had agreed with PBL to share in the cost of that purchase, and consequently, the Company was repaid approximately $7.1 million which it had advanced to PBL on September 18, 1996 as its share of that commitment.

         In connection with the refinancing, the Company was to have received options on shares or convertible notes at a price of A$0.20 per share or note. In order to attract sufficient equity investors into the Australis refinancing plan, the Company agreed to transfer all of these options to other parties who purchased portions of the Australis Stock. In addition, the Company agreed to give two parties which purchased Australis Stock in the offering an option for five years for each to purchase 50,000,000 convertible notes of the 173 million convertible notes obtained by the Company in its original investment in Australis. The option is exercisable at a price of A$0.20 per note with said price to escalate at 8% per year commencing November 1, 1997.

         Mr. Lenfest has committed to purchase approximately $3.5 million of the Australis Notes.

         Australis and Lenfest Australia Inc. have agreed to terminate the Technical Services Agreement, pursuant to which Lenfest Australia Inc. was to provide services to Australis in the period 1994-2005. The agreement provided for payments to Lenfest Australia in the potential aggregate amount of A$65 million over ten years, commencing in 1996. In return for termination of this agreement, Australis has agreed to issue 70,238,557 shares and/or convertible notes at a conversion price of A$0.545 per share or note to Lenfest Australia. The issuance of such securities requires approval of the shareholders of Australis which the Company believes will be obtained at the annual general meeting of Australis' shareholders to be held in December 1996.

         Additionally, in November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license payment obligations of the distributor of Australis' movie programming. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guaranties with regard to providing letters of credit in the aggregate amount of $33.5 million with a term of five years. The Company has arranged for the issuance of the letters of credit under the Bank Credit Facility. The Company expects Australis to agree to reimburse the Company for any draws made under the letters of credit as well as certain fees and expenses of the Company incurred in connection therewith and to secure its obligations by granting the Company a fourth security position in all of Australis' assets after the Australian Government, the holders of the Australis Notes and the holders of Australis' subordinated notes. If the Company provides such a letter of credit facility, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of the letters of credit issued under the Bank Credit Facility with respect to the program license payment obligation guarantees.

FUTURE CAPITAL REQUIREMENTS

         Management believes that cash flow generated from the operating activities of the Core Cable Television Operations will be sufficient to enable the Company for the foreseeable future to meet operating expenses and pay the taxes of the Company, to service its indebtedness and to fund its cable plant capital expenditures. The Company's ability to borrow funds to make non-cable plant capital expenditures, additional investments in or acquisitions of cable television systems, and to borrow funds under the Bank Credit Facility will require that the Company be in compliance with the Senior and Total Debt Leverage Ratios or obtain the consent of the holders of the Company's indebtedness to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company will either be in compliance with such Debt Leverage Ratios or obtain the required consents.

INFLATION

         The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

Part II. Other Information

         Item 1.  Legal Proceedings

         In September 1996 the Company and the News Corporation Limited ('News') settled their respective suits against the other by agreeing to dismiss all claims without payment of any damages.

         On August 15, 1996, the United States Government filed a criminal action in the United States District Court for the Eastern District of Pennsylvania against Harry F. Brooks alleging that he filed false Statements of Account with the United States Copyright Office for the period from 1991 to 1993 with respect to certain of Suburban's Pennsylvania cable television systems, resulting in the underpayment of over $1.1 million in royalty fees by Suburban due the United States Copyright Office over such period. Mr. Brooks has denied the charges and has stated that he will defend the action vigorously. The allegations against Mr. Brooks derive from the civil action filed against Suburban in December 1993 which alleged that Suburban misreported its subscriber rates to the Copyright Office and underpaid copyright royalty fees. The Company settled the civil action in 1994 with a payment of $5 million. The Company has not been named in the criminal action. The Company has agreed to pay the legal expenses of Mr. Brooks. Mr. Brooks has agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

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

 *10.5 Programming Supply Agreement, effective as of September 30, 1986, between ease , dated as of May Marguerite Lenfest and Satellite Services, Inc. and Lenfest Communications, Inc.

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

+10.28 Credit Agreement, dated as of February 29, 1996, between Lenfest Australia, Inc. and The Toronto-Dominion Bank and NationsBank of Texas, N.A. and Toronto-Dominion (Texas), Inc., as Administrative Agent.

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

+++10.39 First Amendment, dated August 29, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc.

10.40 Second Amendment, dated September 30, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto
          Dominion (Texas), Inc.

10.41 Form of First Amendment, dated as of October 28, 1996, to Credit Agreement, dated as of June 27, 1996, by and among Lenfest Communications, Inc., The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto Dominion (Texas), Inc., as Administrative Agent.

27.       Financial Data Schedule.
---------------

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

   *** Incorporated by reference to the Company's Report on Form 8-K, File No. 33-96804, dated February 26, 1996.

     + Incorporated by reference to the Company's Report on Form 10-K, File No. 33-96804, dated March 29, 1996, for the year ended December 31, 1995.

    ++ Incorporated by reference to the Company's Report on Form I-Q, File No. 33-96804, for the quarter ended March 31, 1996.

   +++ Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996.

                  (b)      Reports on Form 8-K.

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LENFEST COMMUNICATIONS, INC.



November 14, 1996                       By: /s/ Harry F. Brooks
-------------------------               -----------------------------
        Date                            Harry F. Brooks,
                                        Executive Vice President (authorized
                                        officer and Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Title or Description                        Page Number
----------                          -------------------------                   -----------------

10.40 Second Amendment, dated August 29, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The
                  Toronto-Dominion Bank, NationsBank of Texas,
                  N.A. and Toronto Dominion (Texas), Inc.

10.41 Form of First Amendment, dated as of October 28, 1996, to Credit Agreement, dated as of June 27, 1996, by and among Lenfest Communications, Inc., The
                  Toronto-Dominion Bank, PNC Bank, National
                  Association and NationsBank of Texas, N.A., as
                  Arranging Agents, the Lenders and Toronto Dominion
                  (Texas), Inc., as Administrative Agent.

27.               Financial Data Schedule.