Form 10-K
LENFEST COMMUNICATIONS INC
filed 1997-03-31
CIK 1000450

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 33-96804
                                                --------


                          LENFEST COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              23-2094942
        ----------                                      ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

                       1105 North Market St., Suite 1300,
                                 P.O. Box 8985,
                           Wilmington, Delaware 19899
                  --------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                                ----------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of March 22, 1997: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

Item 1.   BUSINESS.

General

         Lenfest Communications, Inc. ("Lenfest" or the "Company") acquires, develops and operates cable television systems principally through its subsidiary, Suburban Cable TV Co. Inc. ("Suburban"). Management believes the Company's wholly owned and operated cable television systems (the "Core Cable Television Operations") provide service to one of the largest contiguous blocks of customers served by a single cable operator in the United States. As of December 31, 1996, the Company's Core Cable Television Operations served approximately 932,000 basic customers and passed approximately 1,279,000 homes. At December 31, 1996, the Company also held equity interests in other cable television companies serving approximately 432,000 basic customers, of which approximately 339,000 were in areas near or contiguous to the Core Cable Television Operations, of which the Company's attributable portion is approximately 179,000 basic customers, giving the Company a combined domestic base of approximately 1,111,000 basic customers. In addition, on January 10, 1997, the Company acquired the assets of the Turnersville, NJ cable television system which had approximately 36,900 basic customers and passed approximately 47,000 homes.

         The Company's Core Cable Television Operations are located primarily in the suburban areas surrounding Philadelphia (Eastern Pennsylvania, Southern New Jersey and Northern Delaware) in predominantly middle and upper-middle income areas that in recent years have had favorable household growth and income characteristics. Management believes the "clustering" of its cable television systems and the favorable demographics of its service area have contributed to its high operating cash flow growth and margins. From January 1, 1992 through December 31, 1996, the Company's Core Cable Television Operations have experienced a compound annual growth rate in EBITDA of 16.3% (8.9% without reference to acquisitions) and an average EBITDA margin of 50.4%.

         H. F.(Gerry)Lenfest, President and Chief Executive Officer of the Company, together with his children, and Tele-Communications, Inc. ("TCI"), through an indirect wholly owned subsidiary, each beneficially owns 50% of the Company's outstanding common stock. Mr. Lenfest is a cable industry pioneer who founded Lenfest in 1974 and has grown the Company both internally and through acquisitions. TCI is the largest cable television operator in the United States, with owned and operated systems serving approximately 13.4 million customers. Lenfest believes that its affiliation with TCI provides substantial benefits, including the ability to purchase programming and equipment at rates approximating those available to TCI. See "Business -- Relationship with TCI" and "-- Programming and Equipment Supply."


Other Operations And Investments

         In addition to its Core Cable Television Operations, at December 31, 1996, Lenfest held investments in other cable television and communications-related companies. Lenfest holds a 50% interest in Garden State Cablevision L.P., which serves approximately 204,000 basic customers in and around Cherry Hill, New Jersey; a 30% interest in Susquehanna Cable Co., which serves approximately 160,000 basic customers; a 45% interest in Raystay Co., which serves approximately 58,000 basic customers in Pennsylvania; and a 30% interest in Clearview Partners, which serves approximately 9,600 basic customers in Pennsylvania and Maryland. Lenfest also owns StarNet, Inc., a provider of promotional services and equipment for the cable television industry; MicroNet, Inc., a carrier of video, voice and data transmission services; Lenfest Programming Services, Inc., the provider of a local cable news channel (NewsChannel) in Eastern Pennsylvania and Southern New Jersey; and Lenfest Advertising, Inc., a seller of advertising for insertion in the local time periods each cable channel makes available to cable operators. In addition to its domestic holdings, at December 31, 1996, Lenfest held a 41.5% economic interest in Australis Media Limited, a pay-television provider in Australia, and a 20.8% indirect interest in Videopole, a cable television operator in France serving approximately 68,000 customers.

Relationship with TCI

         LMC Lenfest, Inc., an indirect wholly owned subsidiary of TCI, owns 50% of the outstanding common stock of the Company. The Company's relationship with TCI dates to 1982 when a subsidiary of TCI acquired a 15.1% interest in the Company. That sale of shares by the Company, as well as the subsequent sale in 1986 of an additional 28.6% interest to a TCI subsidiary, was made to provide the Company with funds for the acquisition of additional cable television systems. In addition, in 1986 (in a secondary transaction), Mr. Lenfest sold an 8.3% interest from his holdings to an indirect wholly owned subsidiary of TCI, one-half of which interest was subsequently repurchased by the Company and held as treasury shares. In 1992, Mr. Lenfest and his family sold an additional 2.1% interest in the Company to the TCI subsidiary. LMC Lenfest Inc. holds all of TCI's interest in the Company.

         Throughout the period that TCI has had an equity interest in the Company, the Company has operated independently. Although John Malone, the Chairman and (Chief Executive Officer of TCI), and Brendan Clouston, Executive Vice President and Chief Financial Officer of TCI, were members of the Company's Board of Directors during 1996, no other representative of TCI or its subsidiaries participates in the management, operation or planning of the Company. Mr. Clouston resigned from the Board on March 14, 1997, and TCI, which has the right to nominate his replacement to the Board, has informed the Company that it will nominate Leo Hindery, President of TCI. Mr. Lenfest and LMC Lenfest, Inc., as successor in interest to the earlier TCI subsidiaries through a series of TCI internal reorganizations, have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors of the Company until the earlier of January 1, 2002 or his death. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

         Pursuant to other contractual arrangements with TCI and its affiliates, the Company has the right to purchase cable programming at rates calculated as a percentage in excess of the rates available to TCI. In addition, TCI has granted the Company a right of first refusal to purchase any cable television system which TCI or its subsidiaries has a right to acquire if such cable television system is located within 25 miles of any existing Company-owned cable television system. The Company also has the right to receive the same discounts on equipment purchases as are received by TCI. See "Principal Stockholders."


Operating Strategy

         Management believes that the cable television industry has significant growth potential in both the business of providing television programming services and the business of providing new services such as Internet access, near video-on-demand and/or video on demand and interactive/transactional services. Management believes that the Company's operating strategy will allow the Company to take advantage of the industry's potential. The Company's operating strategy for its Core Cable Television Operations includes the following elements:

        o Capturing the Benefits of Clustering: Management believes the Company can derive significant economies of scale and operating efficiencies from the operation of its cable television systems in a single cluster. Operational advantages and cost savings associated with clustering include centralized management, standardized billing, efficient marketing, consolidated and improved customer service, technical and administrative functions, as well as the reduction of headends. The Company began this process in the first half of 1996 by combining all of its corporate functions into one office. In the fourth quarter, the Company selected Cincinnati Bell Information Systems (CBIS) as its new billing system provider and expects to complete the conversion process of transfering its five existing billing systems to the CBIS system by the end of the third quarter 1997. Management also believes that clustering will enable it to more effectively utilize capital by more efficiently delivering cable and related services to a greater number of households from a reduced number of headends. Clustering also provides the opportunity to consolidate customer service operations into a call center environment, which will result in increased operating efficiencies, as well as improved service standards. Operation of its cable television systems in a single cluster also will provide the Company with enhanced revenue opportunities, including the ability to attract additional advertising, and the potential to add business broadband services. Management expects to complete the consolidation of its cable television systems into a single operating cluster by the end of 1998.

        o         Targeting Regions with Favorable Demographics/Growth
                  Opportunities: Management believes that, in general, suburban households have favorable demographics which relates to a greater probability to subscribe to cable television services and premium service packages and to take advantage of new service offerings. Management attributes the Company's growth and high customer penetration levels to its history of acquiring and developing cable television systems in suburban areas with favorable growth and income characteristics as well as strong and consistent marketing. In order to build on the favorable demographic characteristics of the areas contiguous to the Company's cluster of cable television systems, the Company will continue to opportunistically pursue acquisitions of cable television systems near or contiguous to its Core Cable Television Operations. This activity may include attempts to acquire the balance of the ownership interests in Raystay Co., Clearview Partners and Susquehanna Cable Co. and its cable television operating subsidiaries.

        o Emphasis on Customer Service: The Company has sought to provide its cable television customers with quality customer service and attractive programming choices at reasonable rates. Among other customer service initiatives, the Company has implemented same-day, evening and weekend installation and repair options. Management believes that the improved reliability and additional channel capacity expected to result from the ongoing upgrade of the Company's cable television systems will further increase customer satisfaction. The state-of-the-art, twenty-four hour, seven day a week call center which the Company plans to open during the second quarter of 1997 in New Castle County, Delaware is expected to provide excellent, specialized and timely customer service to the Company's Core Cable Television Operations.

        o Upgrade of Cable Television Systems: Management believes that maintaining high technical standards is integral to increasing programming choices, improving customer satisfaction and developing new revenue streams. The Company has commenced an upgrade of the network architecture of its cable television systems by increasing bandwidth, deploying fiber optic cable and reducing the number of headend reception facilities. The Company has selected Scientific - Atlanta to supply the transmission equipment for its state - of - the - art broadband network. Successfully upgrading the architecture of the Company's cable systems will result in expanded channel capacity, two-way communication capability, enhanced network quality and dependability, augmented addressability and the ability to offer enhanced and new telecommunications services. These new services will include additional channels (both analog and digital), programming packages, pay-per-view (including near video-on-demand and/or video on demand), high speed data services and Internet access, digital advertisement insertion and interactive/transactional services. In addition, the successful upgrade should allow the Company to provide new offerings, such as local and exclusive entertainment, news, information and community-oriented programming services. Management believes that these services will enable the Company to differentiate itself on a competitive basis and increase penetration and revenue per customer through more effective targeted marketing, greater bundling of services and further development of the Company's brand name.

Overview Of Core Cable Television Operations

Development Of The Systems

         The Company has grown since its founding in 1974 both through the internal growth of its owned and operated cable television systems and through acquisitions. Lenfest has acquired numerous cable television systems since 1983. Through its selection of cable systems to acquire, the Company has successfully developed a substantial cluster of contiguous cable operating systems, which comprise the Company's Core Cable Television Operations. This single cluster is located in areas surrounding Philadelphia, all of which are no more than a two hour drive from Suburban's corporate office in Oaks, Pennsylvania, which is approximately 20 miles northwest of Philadelphia.

         The following table provides customer data for each of the years in the five-year period ended December 31, 1996, for the Company's owned and operated and affiliated cable television systems.

                                               Year Ended December 31,
                            ---------------------------------------------------------
                              1992        1993        1994        1995        1996
                              ----        ----        ----        ----        ----
Owned and Operated
Homes passed
     Beginning of period     705,985     759,635     870,718     892,549       904,753
     Internal growth          18,850      48,283      21,831      12,204        26,424
     % Internal growth          2.67%       6.36%       2.51%       1.37%         2.11%
     Acquired                 34,800      62,800         ---         ---       347,496
     End of period           759,635     870,718     892,549     904,753     1,278,673

Basic customers
     Beginning of period     440,045     477,130     550,703     577,377       596,366
     Internal growth          13,085      31,573      26,674      18,989        29,153
     % Internal growth          2.97%       6.62%       4.84%       3.29%         3.23%
     Acquired                 24,000      42,000         ---         ---       306,066
     End of period           477,130     550,703     577,377     596,366       931,585

Affiliated Systems
Homes passed
     Beginning of period     487,114     491,003     505,521     518,425       538,082
     Internal growth           3,889      14,518      12,904      19,657        25,053
     % Internal growth          0.80%       2.96%       2.55%       3.79%         4.40%
     Acquired                    ---         ---         ---         ---        30,933
     End of period           491,003     505,521     518,425     538,082       594,068
     Attributable homes      112,858     163,258     185,457     229,390       248,720
     passed at end of
     period  (a)

Basic customers
     Beginning of period     327,502     336,388     353,935     366,041       384,480
     Internal growth           8,886      17,547      12,106      18,439        25,686
     % Internal growth          2.71%       5.22%       3.42%       5.04%         6.32%
     Acquired                    ---         ---         ---         ---        21,653
     End of period           336,388     353,935     366,041     384,480       431,819
     Attributable basic       74,998     113,294     130,247     162,338       179,118
     customers at end
     of period (a)

------------------
(a) For each affiliated cable television system, the number of attributable homes passed and attributable basic customers is determined by multiplying the Company's percentage equity interest in such cable television system by the actual homes passed and actual basic customers of such system. As of December 31, 1996, the Company held a 50% equity interest in Garden State Cablevision L.P., a 30% equity interest in Susquehanna Cable Co., a 45% equity interest in Raystay Co. and a 30% equity interest in Clearview Partners. See "--Unrestricted Cable Television Systems."


Cable Television Systems Acquired in 1996

The TCI Exchange

         On February 12, 1996, the Company completed an exchange (the "TCI Exchange") in which it received TCI's northern Delaware cable television system (the "Wilmington System") in exchange for the Company's cable television systems in the East San Francisco Bay area, a 41.67% partnership interest in Bay Cable Advertising (an advertising interconnect), and certain other non-contiguous cable television properties having a net value of approximately $45.0 million. As of February 12, 1996, the Wilmington System passed approximately 193,000 homes and served approximately 143,000 basic customers.


The Sammons Acquisition

         On February 29, 1996, the Company acquired from Sammons Communications, Inc. ("Sammons") its Bensalem and Harrisburg cable television systems in Pennsylvania and its Vineland and Atlantic City/Pleasantville systems in New Jersey (collectively, the "Sammons Systems") ("the Sammons Acquisition"). The purchase price for the Sammons Systems was approximately $531.0 million. As of February 29, 1996, the Sammons Systems passed approximately 364,000 homes and served approximately 277,000 basic customers.


The Salem and Shore Acquisitions

         On April 30, 1996, the Company acquired from an affiliate of Time Warner, Tri-County Cable Television Company, the Salem cable television system (the "Salem System") in New Jersey (the "Salem Acquisition"). The purchase price for the Salem System was approximately $16.0 million. The Salem system had approximately 7,700 customers and passed approximately 10,600 homes. On the same date, the Company acquired from Shore Cable Company of New Jersey its Shore cable television system (the "Shore System") in New Jersey (the "Shore Acquisition"). The purchase price for the Shore System was approximately $11.0 million. The Shore system had approximately 5,000 customers on the date of acquisition and served three municipalities already served by the Company's Atlantic City/Pleasantville system.


The Clearview Acquisition

         On September 30, 1996, the Company, through Lenfest Clearview, Inc. ("Clearview"), a newly formed subsidiary of Suburban, completed the acquisition of a 30% partnership interest in Clearview Partners, a newly formed general partnership (the "Partnership"). Suburban, through Clearview, contributed to the Partnership $500,000 and Suburban's right to acquire the cable television assets (the "Gettysburg Assets") located in and about Gettysburg, Pennsylvania from Sammons Communications of Pennsylvania, Inc. and its right to exchange the Gettysburg Assets for cable television assets located near Stewartstown, Pennsylvania and owned by GS Communications, Inc. Suburban also received a payment of $4.5 million from GS Communications, Inc. in connection with the transactions. On October 11, 1996, Clearview CATV, Inc. ("CCI"), an unaffiliated entity, contributed all of its assets and liabilities to the Partnership in connection with its acquisition of the remaining 70% interest in the Partnership. Partnership assets include cable television assets located in Maryland and Pennsylvania and the liabilities include bank debt in the approximate amount of $8.5 million. As a result of the series of transactions, Clearview holds a 30% general partnership interest in the Partnership, and the Partnership has approximately 9,600 basic customers and passes approximately 13,400 homes.


Other Acquisitions in 1996

The Cable AdNet Partners Acquisition


         On February 12, 1996, Lenfest Advertising, Inc. purchased the Philadelphia area assets of Cable AdNet Partners, a subsidiary of TCI, for approximately $1.1 million. Cable AdNet Partners handled local ad insertion for several cable operators, including Suburban, in the greater Philadelphia region.


The Metrobase Cable Advertising Acquisition

         On September 30, 1996, the Company through Lenfest Advertising, Inc., a wholly owned subsidiary, acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4.5 million.


The StarNet, Inc./United Video Satellite Joint Venture

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


Cable Television System Acquired After December 31, 1996

The Turnersville Acquisition

         On January 10, 1997, the Company acquired from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., its Turnersville cable television system (the "Turnersville System") in New Jersey (the "Turnersville Acquisition"). The purchase price for the Turnersville System was approximately $84.5 million, subject to certain adjustments. At the closing, the Turnersville System passed approximately 47,000 homes and served approximately 36,900 basic customers.

         The following table includes operating data for the Turnersville System for each of the years in the three-year period ended December 31, 1996.

                                    Year Ended December 31,
                            1994              1995             1996
                          -------            -------          -------
Homes passed               44,792            45,852           47,085
Basic customers            33,961            35,523           36,858
Basic penetration            75.8%             77.5%            78.3%
Premium units              46,404            46,952           46,253

         The Turnersville System has approximately 765 miles of 450 MHz plant and approximately 53 miles of fiber optic cable. The customers within the Turnersville System receive 62 channels of programming.

Technical Overview

         Approximately 92% of the Company's cable television systems have a minimum of 52 or greater channel capacity and approximately 20% of the Company's cable television systems have a minimum of 78 channel capacity. In addition, the Company offers analog addressable converters to its customers. Addressable converters allow for remote authorization of premium services and pay-per-view events and movies.


Upgrade Strategy And Capital Expenditures

         Lenfest has begun the process of upgrading the architecture of its cable television systems to a broadband hybrid fiber optic/coaxial cable network. This upgrade is expected to increase channel capacity, reduce the number of amplification devices subject to failure and allow for two-way communications. A broadband hybrid fiber optic/coaxial cable network architecture utilizes fiber optic cable to carry video and data signals from a headend to nodes. Nodes are mini-headends which distribute the video and data signals from the fiber optic cable to groups of 500-600 homes over coaxial cable. The Company expects that the network architecture it will utilize to carry video and data transmissions from the node to the customer's home will have 750 MHz of bandwidth, which permits the transmission of 110 analog uncompressed channels. Management plans to utilize 550 MHz of this capacity (or 78 channels) until sufficient consumer demand for increased channels and/or new services develops the balance of that capacity (i.e. from 550 to 750 MHz) will be allocated to delivery of digital services. Approximately 20% of the Company's cable television systems have 78 channel capacity (550 MHz or greater), including 6% that have been upgraded to 750 MHz of bandwidth. The Company's current capital expenditure program contemplates spending approximately $300 million from 1996 through the end of the year 2000 on upgrade activities.

         With the adoption of digital compression technology, channel capacity could be further expanded by more than 300%. Management believes one of the first uses of such expanded channel capacity will be for increased number of programming packages including special interest tiers and multiplexed premium services. Expanded channel capacity will also be used to offer video-on-demand, Internet access and near video-on-demand services. Near video-on-demand utilizes multiple channels in order to reduce the intervals between start times for feature presentations.


Rates And Ancillary Revenue Sources

         Lenfest's cable television systems typically offer five levels of programming services: basic; cable programming service ("CPS"); new product tier; premium services; and pay-per-view. As of December 31, 1996, the basic service package consisted of local off-air broadcast channels, and public service/access channels. The monthly rate charged for the basic service package ranged from $8.33 to $11.57. The CPS package consisted of satellite-delivered networks such as ESPN, MTV, CNN, The Discovery Channel and USA Network. The average monthly rate for the CPS package ranged from $11.12 to $17.25.

         In certain areas, Lenfest offers a new product tier of programming services which includes channels such as The Cartoon Network, The Sci-Fi Channel, The Travel Channel, Court TV, Encore and Turner Classic Movies. The price for the group of new product tier channels ranged from an additional $2.50 to $4.95 over the price of the CPS package, depending on the number of channels offered.

         The Company also offers premium services, which include HBO, Cinemax, The Movie Channel, Showtime, The Disney Channel and PRISM (a sports and movie channel for the Philadelphia metropolitan area). As of December 31, 1996, the monthly charge for each of these services, priced individually, ranged from $8.95 to $12.95. Rates for premium services and pay-per-view services are currently exempt from governmental regulation. See "Legislation and Regulation."

         Lenfest's systems typically offer four channels of pay-per-view services which include feature movies, special events and adult programming. As of December 31, 1996, prices for movies ranged from $2.95 to $4.95. Prices for adult features range from $3.95 to $5.95. Special event prices vary considerably based upon the type of event. Pay-per-view revenues have increased in the last three years as a result of expanded channel offerings and the growth in the number of customers having addressable cable television converters.

         In addition to customer fees, ancillary sources of revenue for cable television system operators include the sale of advertising time on locally originated and satellite-delivered programming, as well as home shopping sales commissions. All of the Company's systems are involved in local advertising sales and offer one or both of the leading shop-at-home services, QVC and Home Shopping Network ("HSN"), as part of the basic programming package. Lenfest receives commissions from both QVC and HSN based on orders placed by Lenfest customers. Management believes that advertising income and home shopping commissions have substantial growth possibilities.

         Lenfest also receives revenue from the rental of converter boxes and remote controls and from installation fees. All such revenues are regulated by the 1992 Cable Act.


Programming And Equipment Supply

         Through an agreement with Satellite Services, Inc. (a wholly owned subsidiary of TCI), the Company is able to purchase almost all of its programming services at rates closely approximating those paid by TCI, although the Company retains the option to purchase programming from other parties. Management believes that these rates are significantly lower than the Company could obtain independently. Programming is the Company's largest single expense item, accounting for 24.3% of total operating expense during 1996. The four cable television operators in which the Company has an equity interest (Garden State Cablevision L.P., Susquehanna Cable Co., Clearview Partners and Raystay Co.) also obtain their programming pursuant to this agreement.

         In addition, the Company has been placed on the "approved list" of major equipment vendors to receive the same discounts on equipment purchases as are received by TCI. There can be no assurance that the Company will continue to be eligible to receive these equipment discounts in the future.


Franchises

         As of December 31, 1996, the Company held 343 cable television franchises. These franchises provide for the payment of fees to the issuing authority, usually local governments. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") prohibits franchising authorities from imposing annual franchise fees in excess of 5% of the gross revenues attributable to customers located in the franchise area and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For the three years ended December 31, 1996, franchise fee payments made by the Company have averaged approximately 3.7% of gross cable television revenues.

         The 1984 Cable Act provides for an orderly franchise renewal process, and it establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. A franchising authority may not unreasonably withhold the renewal of a franchise. If a franchise renewal is denied and the system is acquired by the franchise authority or a third party, then the franchise authority or other purchaser must pay the operator the "fair market value" for the system covered by the franchise. See "Legislation and Regulation."

         The Company has never had a franchise revoked, and management believes that its franchise relationships are satisfactory.


Unrestricted Cable Television Systems

         The Company holds equity investments in four cable television system companies: Garden State Cablevision L.P., Susquehanna Cable Co., Raystay Co. and Clearview Partners. As of December 31, 1996, these companies operated cable television systems serving approximately 432,000 basic customers, of which approximately 339,000 are served by systems which are contiguous to the Company's cluster of cable television systems. As a result of Lenfest's level of affiliation with these companies, the companies participate in Lenfest's programming purchasing relationship with Satellite Services, Inc. See " -- Programming and Equipment Supply."


Garden State Cablevision L.P.

         In 1989, the Company, along with Comcast Corporation ("Comcast") and an investment group, acquired the former New York Times cable television system which now has approximately 204,000 basic customers in the Cherry Hill, New Jersey area. Lenfest and Comcast subsequently purchased the investment group's interest, and each now owns 50% of Garden State Cablevision L.P. ("Garden State").

         The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1996 for Garden State's cable television systems.

                                    Year Ended December 31,
                             1994              1995            1996
                             ----              ----            ----
Homes passed               288,013           292,454          294,390
Basic customers            195,966           200,086          204,179
Basic penetration             68.0%             68.4%            69.4%
Premium units              151,606           154,245          154,916


Susquehanna Cable Co.

         The Company, through an indirect, wholly owned subsidiary beneficially owns a 30% equity interest in Susquehanna Cable Co.'s cable television operating subsidiaries which now have approximately 160,000 basic customers (the "SCC Subsidiaries"). The SCC Subsidiaries own and operate cable television systems in York and Williamsport, Pennsylvania as well as smaller systems in Maine, Mississippi, Illinois and Indiana.

         The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1996 for the SCC Subsidiaries' cable television systems.

                                    Year Ended December 31,
                             1994              1995            1996
                             ----              ----            ----
Homes passed               173,674           182,465          206,715
Basic customers            127,972           137,885          159,871
Basic penetration             73.7%             75.6%            77.3%
Premium units               72,740            71,135           71,928

         Beginning May 28, 1998, each of Lenfest and Susquehanna Media Co. (the 70% owner of Susquehanna) may offer to purchase all of the shares of stock of Susquehanna Cable Co. and the SCC Subsidiaries owned by the other. If the person to whom an offer is made rejects the offer, such person is then obligated to purchase all of the shares of stock of the person who made the offer on the same terms and conditions as contained in the initial offer. Lenfest has pledged its stock in Susquehanna Cable Co. and in the SCC Subsidiaries as collateral for obligations incurred by Susquehanna Media Co.


Raystay Co.

         Lenfest, through an indirect, wholly owned subsidiary, owns approximately 45% of the stock of Raystay Co. ("Raystay"). Raystay owns and operates cable television systems in Pennsylvania serving approximately 58,000 basic customers.

         The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1996 for Raystay's cable television systems.

                                    Year Ended December 31,
                             1994              1995            1996
                             ----              ----            ----
Homes passed               56,738              63,163         79,029
Basic customers            42,103              46,509         57,743
Basic penetration            74.2%               73.6%          73.1%
Premium units              17,847              17,755         17,565

         Pursuant to a shareholder agreement, beginning September 30, 2002 either the Company or the Majority Shareholders of Raystay (as defined in the agreement) may offer to purchase all of the shares of stock of the other. If the offer to sell is rejected, the offeree is then obligated to purchase all of the shares of stock of the offeror on the same terms and conditions. In addition, on the earlier of May 1, 1999 or the date George G. Gardner ceases to actively manage Raystay, Lenfest will have the right to designate the majority of the board of directors of Raystay and to assume management control. Lenfest has pledged its stock in Raystay as collateral for obligations incurred by Raystay.


Clearview Partners

         As discussed in "--Other Acquisitions in 1996", the Company owns a 30% interest in Clearview Partners which had no operating history prior to its formation. For ninety days after October 1, 2004, Clearview has an option to purchase CCI's partnership interest at fair market value. If the parties are unable to agree on such a value, CCI must sell its interest or buy Clearview's interest at the fair market value determined by Clearview.


Unrestricted Non-Cable Investments

StarNet, Inc.

         StarNet Inc. offers program promotion for basic, premium and pay-per-view cable television through its "NuStar" service.

         NuStar delivers and inserts fully tagged promotional spots for programming into 25 cable television networks. Each spot targets specific viewer groups and includes time specific information, channel numbers and system logos. Up to 65 different programs are promoted monthly through NuStar. The spots are delivered by NuStar through its satellite transponder to proprietary equipment in the cable headend. NuStar launched its service in 1989, and as of December 31, 1996 served cable television systems having 23 million customers. In December 1996, StarNet converted its service to Digicipher II delivery on a KU Band transponder and relaunched the NuStar service as Customized NuStar and Classic NuStar. Customized NuStar provides individual MSO's with their own satellite feed in order to insert promotional spots of their own choosing.

         In September 1996 StarNet formed a joint venture with Prevue Networks, Inc. of Tulsa, OK, in which each entity contributed assets consisting of all of their pay-per-view promotional services. For its contribution of The Barker(R) assets, StarNet received a 28% equity in the new venture, called Sneak Prevue LLC. Prevue contributed all of its Sneak Prevue assets and received 72% of the equity. The joint venture is managed and operated by Prevue Networks. The joint venture currently serves 33 million cable television customers using both The Barker(R) and Sneak Prevue delivery systems. The joint venture intends eventually to develop, market and sell a next generation pay-per-view promotional service.

         In October 1996, the Company decided to close the operations of StarNet Development, Inc. ("SDI"), a subsidiary of StarNet, located in Salt Lake City, UT, which manufactured and sold digital insertion and confirmation equipment to cable television system operators. This equipment provided cable television system operators with the ability to insert geographically targeted advertising into cable television networks such as ESPN and CNN and to provide advertisers with independent verification that the advertisement has been aired.

         The Company decided that SDI could not compete profitably in this business because the market was consolidating. Consequently, the Company has moved the development of the next generation of ad insertion equipment to StarNet's West Chester, Pennsylvania offices where it intends to integrate components of this equipment for its own proprietary use. The Company will support equipment currently in the field through an arrangement with former SDI employees located in Salt Lake City.


MicroNet, Inc.

         Founded in 1989, MicroNet is a carrier of video, voice and data transmission services for a mix of markets and customers. These services are transmitted through earth station, terrestrial microwave and digital fiber optic facilities.

         MicroNet's Cedar Hill, Texas earth station serves Texas, and its Glenwood, New Jersey earth station serves the Northeast. The Cedar Hill facility is directly interconnected to the Texas Video Network, a terrestrial system serving seven major Texas cities and the Lower Rio Grande Valley. The Glenwood earth station is integrated with MicroNet's Northeast terrestrial network serving New York, Philadelphia, Baltimore and Washington, D.C.

         MicroNet operates a network of fixed and temporary loops serving local broadcasters, sports venues and other video traffic sources. These networks are controlled by television operating centers. MicroNet's video customer base includes all four major network broadcasters, numerous cable programmers, news and sports program services and business video users. MicroNet's other terrestrial systems include a cable television program distribution network operating in New Jersey, Pennsylvania and Delaware.

         MicroNet operates over 120 communication tower sites in the Northeast, Texas and California for site rental to qualified users. Customers include wireline and non-wireline cellular carriers, government agencies and other common carriers.

         In late 1996, the Company decided to offer for sale a portion of the assets of MicroNet. The Company concluded that MicroNet's business did not match strategically with its Core Cable Television Operations. The Company has retained Communications Equity Associates to represent it in selling the MicroNet assets. The Company does not anticipate closing on any such sale prior to the end of the third quarter of 1997.

Lenfest Programming Services, Inc. (NewsChannel)

         NewsChannel, part of Lenfest Programming Services, Inc., is a local cable television news channel which began operations in 1994. It is designed to function as an electronic newspaper, providing news tailored to the geographic area served by individual cable television systems. NewsChannel receives news from local newspapers before the newspapers arrive at the newsstands. NewsChannel also has access to traditional local, regional and international broadcast and print news services. The news is presented with computer generated headlines, copy, video, graphics or photos. The displayed copy is read by announcers and is supplemented by audio soundbites and video inserts. NewsChannel runs in ten minute cycles and is updated continually. As of December 31, 1996, NewsChannel served approximately 649,000 customers in Pennsylvania and New Jersey, 608,000 of whom were customers of the Core Cable Television Operations.

         In late 1996, a decision was made to combine the NewsChannel with existing local origination channels and create new regional programming services providing local news, information and entertainment. The convergence of the critical mass of the Suburban customer cluster, connection of the Core Cable Television Operations by fiber and control of advertising sales through Radius (see below) presented the opportunity for the Company to efficiently create regional programming to enhance the value provided to customers. The Company anticipates that this new service will be rolled out in the fourth quarter of 1997.


Lenfest Advertising, Inc. (Radius Communications)

         Lenfest Advertising, Inc. was formed in January 1996 to purchase the Philadelphia area assets of Cable AdNet Partners, an indirect subsidiary of TCI. Cable AdNet Partners sold and inserted cable advertising for several cable operators, including Suburban, in the Greater Philadelphia market.

         On September 30, 1996, Lenfest Advertising, Inc. purchased the assets of Metrobase Cable Advertising, a subsidiary of Harron Communications Corp. for approximately $4.5 million. Metrobase represented sixteen cable operators in six states including the Suburban systems acquired from Sammons Communications in February 1996. However, the majority of its business was in the Greater Philadelphia region. In October 1996, the newly combined companies began doing business under the name of Radius Communications ("Radius") representing cable television systems having nearly 1.8 million customers, of which approximately 730,000 were customers of the Company.

         In September 1996, the Company signed a Letter of Intent with Comcast Corporation to enter into a partnership for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the arrangement, each partner would own a 50% interest, and Radius would be the managing partner of the partnership for its first two years. Radius would continue to provide local cable advertising sales and insertion for the Company and 17 other cable television system operators. The Company believes that the Radius/Comcast partnership agreement will be finalized in the second quarter of 1997.

Lenfest Australia, Inc.

         In 1993, the government of Australia auctioned licenses for the right to provide pay television services via DBS within Australia. The Company, through its Lenfest Australia, Inc. subsidiary, agreed to purchase an Australian company which successfully bid for and held the right to obtain one of two private sector Australian pay television licenses, "License B." Subsequently, Lenfest Australia, Inc. contributed its right to purchase such company (and the right to acquire License B) to Australis Media Limited, an Australian public company ("Australis") which provides programming via MMDS licenses to substantially all of Australia's major population centers. In 1994 Lenfest Australia, Inc. paid, on behalf of Australis, A$116.8 million (approximately U.S.$78.9 million) for License B. It also paid approximately A$13.0 million (approximately U.S.$8.8 million) to the shareholders of the Australian company which was the successful bidder in the auction in accordance with the purchase agreement for such company.

         Australis currently provides pay television programming services to customers via DBS and MMDS in cooperation with the other Australian commercial satellite licensee and, in 1993, entered into a 25-year programming distribution agreement with Foxtel (a joint venture between Telestra and The News Corporation Limited), for cable television distribution. The agreement with Foxtel provides for minimum guaranteed monthly payments (denominated in US dollars) to Australis and, in any month in which actual Foxtel subscribers exceed a specified number, an additional fee based on such excess. In addition, Australis has entered into long-term programming joint ventures and license agreements with major international film studios and cable television programmers to obtain rights to distribute a wide variety of movie, sports, general entertainment and other programming to the Australian market.

         As described in its Report on Form 10-Q for the period ended September 30, 1996 (the "September 10-Q") starting in January 1996, Australis experienced a liquidity crisis which was resolved by the completion of a successful refinancing of debt as well as the raising of new equity for Australis. The Company lent Australis $19.7 million and guaranteed $75.0 million of a $125.0 million short term credit facility for Australis.

         On October 31, 1996, Australis completed its refinancing through the sale of $150 million in principal amount of its 15% Senior Secured Discount Notes due 2002 (the "Australis Notes") and the sale of $100 million of shares and convertible notes (the "Australis Stock"). In connection with the refinancing, the Company purchased $40.0 million of the Australis Stock at a price of A$0.545 per share or convertible note. In addition, the Company purchased $40.0 million of the Australis Notes. Also as reported in the September 10-Q, the Company was released from its guarantee, was repaid its January loan, and was repaid funds which it and Publishing and Broadcasting Limited had put up to purchase certain excess equipment from Australis in August, 1996.

         As part of its U.S. $75.0 million guarantee, the Company received warrants to purchase stock or convertible notes of Australis at a price of A$0.20. In order to attract sufficient equity investors into the Australis refinancing plan, the Company agreed to transfer all of these warrants to other parties who purchased portions of the Australis Stock. In addition, the Company agreed to give two parties which purchased Australis Stock in the offering an option for five years for each to purchase 50,000,000 convertible notes of the 173,000,000 convertible notes obtained by the Company in its original investment in Australis. The option is exercisable at a price of A$0.20 per note with said price to escalate at 8% per year commencing November 1, 1997.

         Also as part of the refinancing plan, Australis and Lenfest Australia, Inc. agreed to terminate the Technical Services Agreement, pursuant to which Lenfest Australia, Inc. was to provide services to Australis in the period 1994-2005. Upon shareholder approval of this termination on December 11, 1996, Australis issued 70,238,557 shares and/or convertible notes at a conversion price of A$0.545 per share or note to Lenfest Australia, Inc. The shareholders also approved the issuance of 500,000 convertible notes to Lenfest Australia as a late payment penalty on its January, 1996 loan.

         As a result of all transactions, at December 31, 1996, the Company had invested an aggregate of $131.0 million and $40.0 million respectively, in the equity and debt securities of Australis. At December 31, 1996, the equity securities held by the Company had a market value of approximately $34.1 million and represented a 13.6% voting interest and a 41.5% economic interest in Australis.

Lenfest International, Inc.

         The Company and TCI each are partners in L-TCI Associates, a partnership which held, as of December 31, 1996, a 29% interest in Videopole. Videopole is a French cable television company serving rural areas of France. As of December 31, 1996, Videopole held franchises in areas with nearly 424,000 homes, had built cable television systems passing approximately 263,000 homes, and served approximately 68,000 customers. Videopole is controlled by Synergie Developement et Services which is a wholly owned subsidiary of D' Electricite De France, the French state-owned electric company.

         Pursuant to the Partnership Agreement of L-TCI Associates (the "L-TCI Partnership Agreement"), the Company made an initial investment of approximately $7.2 million in 1993 related to its indirect investment in Videopole. Since that initial investment, the Company has invested a further $ 15.7 million in Videopole through the end of 1996. $10.7 million of this amount was obligated to be invested by the Company under the original Videopole Agreement, and approximately $3.6 million and $1.4 million, respectively, was invested by the Company instead of by TCI in 1995 and 1996. The L-TCI Partnership Agreement provides if TCI fails to make any of its required capital contributions after 1994 that the Company will make TCI's, as well as its own, capital contributions. Since the Company has made payments instead of TCI, the Company's percentage interest in L-TCI Associates has increased, thereby increasing the Company's indirect percentage interest in Videopole to 20.8%, and decreasing TCI's indirect interest to 8.2% as of the end of 1996.

         On January 6,1997, the Company made a required additional capital contribution for itself (approximately $2.6 million) and instead of TCI (approximately $2.6 million) to Videopole. The Company also made a payment of approximately $1.3 million to fund a commitment which another Videopole partner was required to make, but did not. As a result of this investment in 1997, L-TCI Associates' interest in Videopole increased to 30.46%; and the Company's indirect interest in Videopole increased to 23.96% and TCI's indirect interest decreased to 6.5%.

Competition

         Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable television systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, compete with traditional cable television systems. Establishing a MMDS or DBS network is less capital intensive than building a traditional cable television system and, therefore, gives MMDS and DBS systems an advantage in areas of lower population density. Providers of programming via these technologies have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, DBS systems are in direct competition with cable television systems.

         In MMDS, the Company faces competition from ACS Enterprises, Inc. ("ACS"), acquired by CAI Wireless Systems, Inc. ("CAI") in 1995. ACS's maximum potential service area is a radius of approximately 35 miles from ACS's tower in Philadelphia which covers a significant portion of the Company's customer base. However, management believes that a number of households in ACS's service area cannot be reached because of terrain and elevation obstructions. In the Company's Atlantic City/Pleasantville System, the Company faces competition from Orion Vision, a local MMDS operator, which has a broadcast area of approximately 12 miles from its transmitting site in Corbin City, New Jersey.

         MMDS operators currently have one package of service consisting of approximately 33 channels with no off air broadcast channels. MMDS generally is less expensive than cable due in large part to the lower number of channels it offers. At this time, the Company does not view MMDS as a significant competitive service, although it expects that this could change if advances in digital wireless technology significantly expands MMDS channel capacity and quality of service. Although the channel capacity of MMDS systems is limited, it is expected that developments in compression technology will enable MMDS operators to provide a sufficient number of channels that, while fewer than the number of channels that are expected to be provided by cable television systems using fiber-optic technology, may nevertheless be attractive to subscribers. However, a digitally compressed MMDS service will require hardware similar to that currently used by DBS providers and will have the same limitations as compared with a cable television system currently faced by those providers set forth above. Recent amendments to FCC regulations enable MMDS systems to compete more effectively with cable television systems by making additional channels available to the MMDS industry and by refining the procedures through which MMDS licenses are granted.

         Currently, there are several DBS providers offering service in the Company's service area. The packages offered by the DBS providers generally are more expensive than the Company's CPS tier, but some DBS providers currently can provide a greater number of channels than the Company does on that tier, which is the comparable offering of service. The Company believes that its services presently have a competitive advantage over DBS because: (i) the cost of cable installation is significantly lower than DBS' up-front equipment and installation costs; (ii) within the Company's service areas, DBS providers cannot offer any local television signals; (iii) without a significant investment in additional equipment, only one channel can be seen on all television sets in the same house at the same time; and (iv) with the Company's upgraded network architecture, the Company will be able to offer two-way interactive services and, with digital compression, will have more than three times the bandwidth capacity of the satellite systems. Additionally, the Company believes that a significant number of customers who purchase a satellite dish keep their cable service at some level for usage on multiple sets and to watch local channels. The Company believes that growth of DBS systems is almost entirely within the non-cabled areas of its franchises.

         Two DBS providers, EchoStar and MCI/News Corp., have announced their intention to merge. If this merger is consummated, the merged entity would have a very large channel capacity and control two of the three orbital satellite positions which allow a satellite to transmit signals covering the entire United States. The capacity would enable the merged entity, through the use of encryption, to offer local television signals in many major markets. The offering of local television signals, if successful, would eliminate one of cable television's significant advantages over DBS providers. There are a number of legal and regulatory hurdles which the parties must overcome before this merger can be finalized.

         To date, the Company believes that it has not lost a significant number of customers, nor a significant amount of revenue, to DBS or MMDS operators competing with the Company's systems. There can be no assurance, however, that competition from these technologies will not have a negative impact on the Company's business in the future.

         The 1996 Act repealed the prohibition on Regional Bell Operating Companies ("RBOCs") and other Local Exchange Carriers ("LECs") from providing cable service directly to subscribers in their local telephone service areas. Thus, LECs may now acquire, construct and operate cable systems both inside and outside their service areas. The 1996 Act also authorizes LECs to provide video programming through a variety of other means, including the operation of "open video systems," without obtaining a local cable franchise.

         The RBOCs and other local telephone companies are in the process of entering the cable television business. The RBOCs have significant access to capital and several have expressed their intention to enter the video-to-home business as an adjunct to their existing voice and data transmission businesses. In addition, the RBOCs and local telephone companies have in place facilities which are capable of delivering cable television service.

         Most of the Company's cable television assets are located in the Bell Atlantic operating area. Bell Atlantic announced its intention to merge with NYNEX in April 1996. It is not clear at this time how the pending Bell Atlantic/NYNEX merger will impact competition. Bell Atlantic has an obligation under its rate cap settlement with the Pennsylvania Public Utilities Commission to build a fiber network within the Commonwealth of Pennsylvania. Portions of this network will be within the Company's franchise areas. To the Company's knowledge Bell Atlantic has not begun any of this build within such areas.

         Cable television franchises are not exclusive. Under the 1992 Cable Act, franchising authorities are prohibited from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises. Moreover, municipalities are permitted to operate cable television systems in their communities without franchises. Consequently, more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Management cannot predict the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on Lenfest.

         Constructing a cable television system is a capital intensive process for which the Company believes there can be no assurance of realizing a return on investment within an acceptable time period. The Company believes that, to be successful, an overbuild would be required to serve a distinct portion of the cable television market on a more cost efficient basis than the existing cable operator, have facilities capable of transmitting cable television programming in place or have significant access to capital.

         Broadcast television is another competitor to cable television. In most of the areas served by the Company's cable systems, a variety of terrestrial broadcast television programming can be received off-air. Typically, there are three to ten VHF/UHF broadcast channels that provide local, network and syndicated programming free of charge.

         The Company's competitors also include master antenna television ("MATV") and satellite master antenna television ("SMATV") systems. MATV and SMATV systems are essentially small cable television systems that operate within hotels, apartment complexes, condominium complexes and individual residences. Due to the widespread availability of earth stations, such private cable systems may offer both improved reception of local television stations and many of the same satellite-delivered program services that are presently offered by franchised cable systems. MATV and SMATV stations currently labor under fewer regulatory burdens than franchised cable systems. For example, MATV and SMATV stations need not serve low density or economically depressed areas. By reducing cable regulation, the 1996 Act may have reduced some of the advantages that had previously been enjoyed by MATV and SMATV providers. However, since MATV and SMATV services are generally not "cable systems" under the 1992 Cable Act, such services may be exempt from the remaining laws and regulations that impact cable operators.

         The 1996 Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services. In addition, cable television operators face indirect competition from professional sports events, the theater, moviehouses, home video entertainment, radio and newspapers. Other new technologies may soon compete with the non-entertainment services that cable systems offer or will soon be able to offer, as well as with cable television services. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. The Company cannot predict the effect that ongoing or future developments may have on the cable television industry generally or the Company specifically.


Employees

         As of December 31, 1996, the Company had 1,478 full-time employees, of which 161 employees were covered by collective bargaining agreements at two locations.

         As of December 31, 1996, the Company's Core Cable Television Operations had 1,084 full-time employees, of which 161 employees were covered by collective bargaining agreements at two locations.

         With the completion of the Turnersville Acquisition, the Company has a total of approximately 1,545 full-time employees, of which 161 are covered by collective bargaining agreements at two locations. The Company has been bargaining with the employees in its Harrisburg system since October 1996 on the terms of a new contract. It expects to commence bargaining in the second quarter of 1997 with the employees in its Atlantic City/Pleasantville system on the terms of a new contract.

         The Company considers its relations with its current employees to be satisfactory.


Legislation and Regulation

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following is a summary of significant federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.


Federal Statutory Law

Existing Laws

         The Cable Communications Policy Act of 1984 ("1984 Cable Act") became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), creates uniform national standards and guidelines for the regulation of cable television systems. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"). This legislation amended the 1984 Cable Act in many respects and has significantly changed the regulatory environment in which the cable industry operates. The 1992 Cable Act allows for a greater degree of regulation of the cable television industry with respect to, among other things: (i) cable television system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services;

(iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable television systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the 1992 Cable Act encourages competition with existing cable television systems by: allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable television system's service area; and prohibiting, with certain exceptions, the common ownership of cable television systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes cable operators affiliated with video programmers from favoring such programmers in determining carriage on their cable systems or unreasonably restricting the sale of their programming to other multichannel video distributors.

         The 1996 Act, which became law on February 8, 1996, significantly alters the federal, state and local regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) deregulates rates for nonbasic cable service in 1999; (ii) deregulates basic and nonbasic rates with respect to cable operators that face video competition from LECs by expanding the definition of "effective competition," the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.


Federal Regulation

         The FCC, the principal federal regulatory agency with jurisdiction over the cable television industry, has promulgated regulations covering a number of subject matter areas. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of the most significant of these federal regulations as adopted to date follows.


Rate Regulation

         The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to "effective competition." The 1992 Cable Act replaced the FCC's old standard for determining "effective competition," under which most cable television systems were exempt from local rate regulation, with a statutory provision that subjected nearly all cable television systems to local rate regulation of basic service. The 1996 Act expands the definition of "effective competition" to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Regulation of both basic and nonbasic tier cable rates ceases for any cable system subject to "effective competition."

         Additionally, the 1992 Cable Act authorized the FCC to adopt a formula, for franchising authorities to enforce, to ensure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances.

         The FCC has adopted rules designed to implement these rate regulation provisions. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The charges for equipment and installation services must be recalculated annually and adjusted accordingly.

         The 1996 Act eliminates regulation of rates for CPS packages for all cable operators as of March 31, 1999. In the interim, regulation of rates for CPS packages can only be triggered if a franchising authority complaint based on more than one subscriber complaint is made with the FCC within 90 days after a rate increase. These 1996 Act provisions should materially alter the applicability of FCC rate regulations adopted under the 1992 Cable Act.

         In addition, the 1996 Act relaxes the uniform rate requirements of the 1992 Cable Act, which required an operator of cable television systems to have a uniform rate structure for the provision of cable services throughout the geographic area in which the operator provides cable service. Specifically, the new legislation clarifies that the uniform rate provision does not apply where an operator of a cable television system faces "effective competition." In addition, bulk discounts to multiple dwelling units are exempted from the uniform rate requirements. However, complaints may be made to the FCC against operators of cable television systems not subject to effective competition for "predatory" pricing (including with respect to bulk discounts to multiple dwelling units). The 1996 Act also permits operators of cable television systems to aggregate, on a franchise, system, regional or company level, its equipment costs in broad categories. The 1996 Act is expected to facilitate the rationalization of equipment rates across jurisdictional boundaries. However, these cost-aggregation rules do not apply to the limited equipment used by subscribers who only receive basic service.

         Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. In general, the current regulations require an aggregate reduction of as much as 17 percent, adjusted forward for inflation, from the rates in effect as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. This can be done by an annual pass-through mechanism under which cable operators can increase rates based on actual and anticipated cost increases for the coming year. Cost-based adjustments to these capped rates also can be made in the event a cable operator adds or deletes channels. There is also a procedure under which cable operators can file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of those costs. Amendments in November, 1994 incorporated an alternative method for adjusting the rates charged for a regulated nonbasic service tier when new services are added. This method allowed cable operators to increase the monthly rate to each customer by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on regulated nonbasic service tiers (an additional increase of $0.20 is permitted in the third year, 1997, if a seventh channel is added). In addition, new product tiers consisting of services new to the cable television system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier.

         In March 1997, the FCC provided operators of cable television systems with the option of establishing uniform rates for similar service packages offered in multiple franchise areas located in the same region. Under the FCC's former rules, operators of cable television systems subject to rate regulation are required to establish rates on a franchise-specific basis. The new rules could lower operators' marketing costs and also allow operators to respond better to competition from alternative providers.

Carriage Of Broadcast Television Signals

         The 1992 Cable Act allows commercial television broadcast stations which are "local" to a cable television system to elect every three years either
(i) to require the cable television system to carry the station, subject to certain exceptions (known as the "must carry" requirement), or (ii) to deny the cable television system the right to carry the station without the station's express consent (known as "re-transmission consent"). The next election between must-carry and retransmission consent will be October 1, 1999. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, but are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations", i.e., commercial satellite-delivered independent stations such as WTBS and WGN. The legality of these "must-carry" provisions is currently under judicial review. Invalidation of the "must-carry" provisions would free cable operators (except for any contractual commitments) to replace the carriage of any or all local broadcast stations with other programming. However, the outcome of the pending judicial review cannot be predicted.


Deletion Of Certain Programming

         Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or "black out" such programming from other television stations which are carried by the cable television system.


Renewal Of Franchises

         The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Notwithstanding the renewal process, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards if the formal renewal procedures are invoked. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

         The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

Channel Set-Asides

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act required the FCC to establish a formula for determining maximum reasonable rates. In February 1997, the FCC revised its leased access rate formula so as to produce lower rates. The Company cannot predict the effect of this action on its Core Cable Television Operations.


Ownership

         The 1996 Act repealed the statutory ban against local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Consequently, the 1996 Act permits telephone companies to compete directly with operators of cable television systems. Under the 1996 Act and FCC rules recently adopted to implement the 1996 Act, LECs may provide video service as broadcasters, common carriers, or cable operators or LECs and others may also provide video service through "open video systems" ("OVS"), a regulatory regime that may give them more flexibility than traditional cable systems. OVS operators (including LECs) may operate "open video systems" without obtaining a local cable franchise, although they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, OVS operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the OVS operator.

         The 1996 Act generally prohibits buyouts of cable television systems (including any ownership interest of such systems exceeding 10%) by LECs within an LEC's telephone service area, buyouts by operators of cable television systems of LEC systems within a cable operator's franchise area, and joint ventures between operators of cable television systems and LECs in the same markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased system serves a non-urban area with fewer than 35,000 inhabitants. Also, the FCC may grant waivers of the buyout provisions in cases where (i) the operator of a cable television system or the LEC would be subject to undue economic distress if such provisions were enforced, (ii) the system or facilities would not be economically viable in the absence of a buyout or a joint venture or (iii) the anticompetitive effects of the proposed transaction are clearly outweighed by the transaction's effect in light of community needs. The respective local franchising authority must approve any such waiver.

         The 1996 Act also authorizes registered utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. In order to take advantage of the new legislation, public utilities must establish separate subsidiaries through which to operate any cable operations. Such utility companies must also apply to the FCC for operating authority.

         The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or satellite master antenna television ("SMATV") systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

         Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator. The FCC has stayed the effectiveness of this ruling pending the outcome of its appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.


Equal Employment Opportunity

         The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable television system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual Equal Employment Opportunity ("EEO") reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.


Franchise Transfers

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period unless an extension of time has been agreed to.


Technical Requirements

         The FCC has imposed technical standards applicable to all channels on which downstream video programming is carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Local franchising authorities are permitted to enforce the FCC's new technical standards. In order to prevent harmful interference with aeronautical navigation and safety radio services, the FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands and established limits on cable television system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required.

         The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.


FCC Implementation Of The 1996 Act

         The FCC has recently initiated a proceeding to implement most of the cable-related reform provisions of the 1996 Act. In this proceeding, the FCC has adopted certain interim rules to govern cable operators while the agency completes its implementation of the cable-related reform provisions of the 1996 Act. Among other things, the FCC is requiring on an interim basis that for an LEC to constitute "effective competition" to cable operators, the LEC's programming must include the signals of local broadcasters. Cable television systems may file a petition with the FCC at any time for a determination as to whether they are subject to "effective competition" and thus exempt from rate regulation. Depending on the outcome of the FCC proceeding, several of the Company's systems in the Philadelphia area may become deregulated.

         The FCC has also adopted interim rules governing the filing of rate complaints regarding nonbasic cable service by local franchising authorities. Local franchising authorities may file rate complaints with the FCC when the local franchising authorities receive more than one customer complaint concerning a cable operator's rate increase within 90 days of the date such increase becomes effective. If the local franchising authority receives more than one such customer complaint and decides to file its own complaint with the FCC, it must do so within 180 days of the date the rate increase becomes effective. Before filing a complaint with the FCC, the local franchising authority must first provide the operator of the cable system written notice of its intent to do so and must give the operator a minimum of 30 days to file the relevant FCC forms used to justify a rate increase with the local franchising authority. The local franchising authority must then forward its complaint and the operator's response to the FCC within the 180 day deadline. The FCC must issue a final order within 90 days of the date it receives a local franchising authority complaint.


Other Matters

         FCC regulation also includes matters regarding a cable television system's carriage of local sports programming; franchise fees; pole attachments; home wiring; customer service; rules applicable to origination cablecasts; rules governing political programming; sponsorship identification; lottery information; and limitations on advertising contained in children's programming.

         The 1996 Act imposes new requirements on operators of cable television systems, including an obligation, upon request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. The 1996 Act also directs the FCC to adopt regulations that ensure, with certain exceptions, that video programming is fully accessible through closed captioning. The FCC is presently engaged in a proceeding to establish regulations to implement such closed captioning requirements.


Copyright

         Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

         The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.


State And Local Regulation

         Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

         Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees (which are limited to 5% of the system's gross subscriber revenues under the 1992 Cable Act) to the granting authority. Upon receipt of a franchise, the cable television system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. Franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

         The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems than the 1984 Cable Act did, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

         Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.


Item 2.  DESCRIPTION OF PROPERTY.

         The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer drop equipment for each of its cable television systems. The Company's cable distribution plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities and telephone companies, and in certain locations are buried in underground ducts or trenches.

         The Company owns or leases real property for signal receptions sites and business offices in many of the communities served by its systems and for its principal operating offices. See "Certain Transactions." On March 21, 1996, Suburban entered into a lease for office space at 200 Cresson Boulevard, Oaks, PA. The Company has moved administrative operations to this single location. The office has approximately 57,000 square feet, which management believes is adequate. Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.

Item 3.  LEGAL PROCEEDINGS.

         On May 3, 1996, The News Corporation Limited ("News") filed in the Supreme Court of New South Wales, Australia an action seeking unspecified damages as a result of the alleged violation by the Company of an alleged oral agreement to inform News prior to the Company taking any steps to effect a recapitalization plan for Australis. On June 6, 1996, the Company filed suit in federal court in Philadelphia seeking a declaration that no oral agreement was made with News to notify News prior to making a separate refinancing proposal to Australis, and that there is no agreement whatsoever with News that would delay or prevent the Company's participation in providing refinancing to Australis. In September 1996, the Company and News settled their respective suits against the other by agreeing to dismiss all claims without payment of any damages.

         On August 15, 1996, Harry F. Brooks, Executive Vice President of the Company, was named in a 22 count indictment filed in the United States District Court for the Eastern District of Pennsylvania charging him with making false statements to a federal agency, together with copyright infringement. The allegations against Mr. Brooks were the same as those contained in the civil action filed against Suburban in December, 1993 alleging that Suburban had misreported its subscriber rates to the Copyright Office and as a result, underpaid copyright fees. The Company settled the civil action in 1994 and was not named in the criminal action, nor was any other individual.

         On December 10, 1996, Mr. Brooks pleaded guilty to a single misdemeanor charging him with copyright infringement. All other charges were dismissed. On March 7, 1997, he was placed on probation with conditions of work release and home confinement and ordered to pay a $25,000 fine. While the Company has been paying the legal expenses of Mr. Brooks, Mr. Brooks has agreed to repay such expenses if it is later determined that the Company is not permitted to make such payments under Delaware Corporate Law.

         On January 20, 1995, Mr. Albert Hadid filed suit in the Federal Court of Australia, New South Wales District Registry, against Australis (a company in which the Company holds a 41.5% aggregate economic interest, see "-- Non-Cable Investments"), the Company and several other entities and individuals including
H. F. Lenfest (the "Defendants"), involved in the acquisition of a company of which Mr. Hadid was the controlling shareholder, the assets of which included the right to acquire License B from the Australian government. Mr. Hadid alleged that the Company and Mr. Lenfest breached fiduciary duties that they owed to him and claimed damages of A$220 million. In August 1995, Mr. Hadid amended the suit to include allegations that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claimed additional damages of A$485 million. Mr. Hadid seeks total monetary damages in the amount of A$718 million (approximately U.S.$568 million as of December 31, 1996). The Defendants have denied all claims made against them by Mr. Hadid and stated their belief that Mr. Hadid's allegations are without merit. They are defending this action vigorously.

         On December 6, 1995, the Securities and Exchange Commission (the "SEC") sued H. F. Lenfest and Marguerite Lenfest, in the United States District Court for the Eastern District of Pennsylvania. The SEC alleges that, in October 1993, Mr. Lenfest, while in possession of non-public information, recommended to one of his sons that he purchase TCI stock and that Marguerite Lenfest traded in TCI stock in October 1993 on the basis of information she misappropriated from her husband. H. F. Lenfest and Marguerite Lenfest have categorically denied that they engaged in any improper conduct and are defending this action vigorously. The Company has agreed to pay the legal expenses of H. F. Lenfest and Marguerite Lenfest related to this action. H. F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.


Item 5.  MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock. As of March 22, 1997, there were five record holders of the Company's common stock. No dividends have been paid on the Company's common stock in the period from January 1, 1994 through December 31, 1996. In addition, the borrowing agreements which were and are in effect between the Company and the lenders party thereto during such periods prohibit the payment of any dividends.


Item 6.  SELECTED FINANCIAL DATA

Summary Consolidated Financial And Operating Data (Dollars In Thousands Except Per Customer Data)

         The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1996 set forth below have been derived from the audited Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements for each of the three years in the period ended December 31, 1996 included elsewhere in this Form 10-K. The statement of operations data with respect to the fiscal years ended December 31, 1992 and 1993 have been derived from audited consolidated financial statements of the Company not included herein.

                                                     Year Ended December 31,
                              ----------------------------------------------------------------------
Statement of Operations Data      1992          1993          1994         1995           1996
                              ------------- -------------  ------------  ----------- ---------------
Revenues                      $  179,940    $  213,240       236,195      266,249     $  397,318
Programming expenses              43,388        51,783        59,352       65,423         82,804
Selling, general &
administrative                    41,455        49,743        53,767       59,310         86,519
Technical and other               15,075        16,533        21,420       29,174         56,579
Depreciation and amortization     56,192        65,195        75,518       77,700        115,381
                                ---------     ---------     ---------     --------      ---------
     Operating income             23,830        29,986        26,138       34,642         56,035
Interest expense                 (32,563)      (35,090)      (47,749)     (61,538)      (107,916)
Other income  (expense)          (13,645)       (9,797)       (7,017)       4,306        (90,338)
                                ---------     ---------     ---------     --------      ---------
     Loss before income
taxes and extraordinary loss     (22,378)      (14,901)      (28,628)     (22,590)      (142,219)
Income tax benefit                 5,408         3,034         9,729       11,095         13,941
Extraordinary loss, net of
taxes                                ---           ---           ---       (6,739)        (2,484)
                                ---------     ---------     ---------     --------      ---------
     Net loss                 $  (16,970)    $ (11,867)      (18,899)     (18,234)    $ (130,762)
                                =========     =========     =========     ========      =========

Balance Sheet Data
     (end of period)
Total assets                  $  424,733    $  635,761       665,346      851,748     $ 1,231,017
Total debt                       406,038       612,392       626,121      817,725       1,319,862
Stockholders' equity
(deficit)                        (44,162)      (56,029)      (49,609)     (45,192)       (233,790)

Core Cable Television Operations  (Restricted Group)

Financial Ratios and Other
     Data  (a)
Revenues                      $  166,081    $  197,630       212,800      232,155     $  354,561
EBITDA  (b) (c)                   83,449       100,476       105,711      115,261        182,905
EBITDA margin  (d)                  50.2%         50.8%         49.7%        49.6%          51.6%
Interest expense              $   32,749    $   34,699        47,016     $ 59,966     $  105,463
Capital expenditures  (e)         43,463        41,658        42,162       40,168         51,703
Total debt                       403,760       609,159       616,657      807,535       1,309,735
Ratio of total debt to EBITDA       4.84 x        6.06 x        5.83 x       7.01 x         7.16 x
Monthly revenue per average
     basic customer           $    30.18    $    32.05         31.44        32.97     $    34.25
Annual EBITDA per average
     basic customer               181.97        195.51        187.42       196.40         212.00
Annual capital expenditures
per average basic customer (e)     94.78         81.06         74.75        68.44          59.93



Summary Customer Data
     (end of period)  (a)
Homes passed                     759,635       870,718       892,549      904,753      1,278,673
Basic customers                  477,130       550,703       577,377      596,366        931,585
Basic Penetration                   62.8%         63.2%         64.7%        65.9%          72.9%
Premium Units                    393,689       420,630       426,092      426,345        579,660

------------------
(a) The Core Cable Television Operations (Restricted Group) consists of all of the Company's wholly owned cable television subsidiaries. Financial ratios and other information are presented for the Restricted Group to enable investors to evaluate the results of operations of those operating entities on which the Company relies to service all of its debt obligations.
(b) EBITDA represents consolidated net income plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered by an investor as an alternative to net income (loss), as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.
(c) CAH, Inc. became a part of the restricted group in 1996. CAH, Inc. has not been included in the 1992-1995 presentation.
(d)      EBITDA margin measures EBITDA as a percentage of revenues.
(e) Excludes the purchase price of acquisitions consummated during the period.

                                 CAPITALIZATION

         The following table sets forth the consolidated capitalization and cash and cash equivalents of the Company as of December 31, 1996.



Cash and Cash Equivalents                        $                20,633
                                                   ======================
Total Debt
Notes payable to banks                           $                 7,000
bank credit facility                                             230,000
11.84% Senior Notes                                               21,000
11.30% Senior Notes                                               60,000
 9.93% Senior Notes                                               13,125
 8 3/8%  Senior Notes, net of discount                           685,790
Obligations under capital leases                                   9,663
10 1/2% Senior Subordinated Notes, net of
discount                                                         293,105
                                                   ----------------------
     Total debt                                  $             1,319,683
                                                   ======================

Stockholders' equity  (Deficit)
Common stock                                     $                     2
Additional paid-in capital                                        50,747
Unrealized loss on marketable securities, net                     (9,866)
Accumulated deficit                                             (274,673)
                                                   ----------------------

      Total stockholder's equity  (deficit)                     (233,790)
                                                   ----------------------
            Total capitalization                 $             1,085,893
                                                   ======================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Substantially all of the Company's revenues are earned from customer fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters and remote control devices and installations). Federal law and regulations, including the decision to re-regulate certain aspects of the cable television industry, have affected adversely the Company's ability to increase or restructure its rates for certain services. These re-regulation activities are intended to reduce customer rates for basic cable television service and limit future rate increases. See "Legislation and Regulation."

         The Company has generated increases in revenues and EBITDA for the year ended December 31, 1996 and in each of the past three fiscal years, primarily through acquisitions (except in 1994) and, to a lesser extent, through internal customer growth, increases in monthly revenue per customer, growth in advertising and home shopping, and pay-per-view revenues. As used herein, "EBITDA" represents consolidated net income plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

CONSOLIDATED RESULTS

         Revenues for the Company increased 49.2% to $397.3 million as compared to 1995, primarily as a result of a 52.7% increase in revenues from the Company's Core Cable Television Operations. The TCI Exchange, the Sammons Acquisition, the Salem Acquisition and the Shore Acquisition (collectively, the "Acquisitions") accounted for $103.9 million or 39.0% of the increase, while 10.2% was attributable to rate increases implemented throughout 1996 and internal customer growth.

         Operating expenses increased 47.4% to $341.3 million (85.9% of total revenues) in 1996 as compared to 1995. The Acquisitions accounted for $89.0 million, or 38.5% of the increase while 8.9% resulted from costs associated with internal customer growth. The increase was comprised of the following: (i) service expense of 44.1% to $56.6 million (14.2% of total revenues), $10.1 million of which was attributable to the Acquisitions; (ii) cable programming expense of 49.7% to $82.8 million (20.9% of total revenues), $22.9 million of which was attributable to the Acquisitions; (iii) selling, general and administrative of 45.9% to $86.5 million (21.8% of total revenues), $17.0 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization of 48.5% to $115.4 million (29.0% of total revenues), $39.0 million of which was attributable to the Acquisitions.

         Interest expense increased 75.4% to $107.9 million due to an increase of indebtedness to $1,319.9 million from $817.7 million at the end of 1995. The indebtedness was as follows: $700.0 million 8 3/8% Senior Notes Due 2005 issued in November 1995 (the "8 3/8% Notes"), $300.0 million 10 1/2% Senior Subordinated Notes Due 2006 issued in June 1996 (the "Subordinated Notes"), the Private Placement Notes (hereinafter defined) and borrowings under the Company's Bank Credit Facility (hereinafter defined).

         Equity in net losses of unconsolidated affiliates increased by 67.3% to $17.9 million. The Company's unconsolidated affiliates include several cable television operators which incur high levels of depreciation, amortization and interest expenses. The Company's equity in net losses of Garden State Cablevision L.P. decreased by 40.6% to $5.1 million in 1996.

         Loss before income taxes and extraordinary loss increased to $142.2 million from a loss of $22.6 million in 1995. The increase in this loss was primarily attributable to the losses associated with the write down of the Company's investment in Australis ($86.4 million) and the increase in interest expense ($46.4 million).

         EBITDA increased 55.4% to $174.6 million as compared to 1995. The Acquisitions accounted for $54.5 million or 48.5% of the increase while $7.7 million, or 6.9%, was attributable to rate increases and internal subscriber growth. EBITDA as a percentage of revenue increased to 43.9% from 42.2% as a result of an increase in the Core Cable Television Operations ($62.0 million) and a decrease in the Unrestricted Subsidiaries operations ($2.9 million).


Core Cable Television Operations

         Revenues increased 52.7% to $354.6 million as compared to 1995. The Acquisitions accounted for $103.9 million, or 44.7% of the increase, while the balance was attributable to rate increases and internal customer growth. At December 31, 1996, the Company had 931,585 basic customers as compared to 596,356 basic customers at December 31, 1995. The systems owned at December 31, 1995 added 29,163 basic customers for an internal growth rate of 3.2% in 1996. The Acquisitions added 306,066 basic customers, including basic customers added to such systems after the completion of the respective acquisition. All of the Company's cable television systems had rate increases in 1996 commencing on one of the following dates - April 1, July 1 or October 1 - depending on the system. The increase averaged $2.03 per customer, per month commencing with the month a particular system raised its rates. For the entire year, monthly revenue per average basic customer grew $1.28, or 3.9%. During 1996, premium service revenues grew by 42.1% to $75.8 million, $15.4 million of which was attributable to the Acquisitions. Equipment rental revenue increased by 103.6% to $12.6 million due to an increase in the number of addressable converters deployed, $5.9 million of which was attributable to the Acquisitions. Advertising and home shopping revenues increased by 63.2% to $10.2 million due to an increase in the advertising split the Company receives and an increase in customer buy rates, $2.3 million of which was attributable to the Acquisitions. Pay-per-view revenues increased 61.8% to $8.7 million, $3.3 million of which was attributable to the Acquisitions.

       Operating expenses increased 51.1% to $284.4 million (80.2% of Core Cable Television Operations revenues) in 1996. The Acquisitions accounted for $89.0 million, or 47.3% of the increase, while 3.8% resulted from costs associated with the internal customer growth. The increase was comprised of the following:
(i) service expense increase of 87.0% to $29.3 million (8.3% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses, $10.1 million of which was attributable to the Acquisitions;
(ii) cable programming expense increase of 49.7% to $82.8 million (23.3% of Core Cable Television Operations revenues) attributable to non-premium programming, $22.9 million of which was attributable to the Acquisitions; (iii) selling, general and administrative increase of 42.1% to $65.2 million (18.4% of Core Cable Television Operations revenues) $17.0 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 50.1% to $107.1 million (30.2% of Core Cable Television Operations revenues), $39.0 million of which was attributable to the Acquisitions.

         EBITDA increased 58.7% to $182.9 million compared to 1995. 7.1% of this increase was attributable to rate increases and internal customer growth. The EBITDA margin increased to 51.6% from 49.6% in 1995. 1.6% of this difference was attributable to cash distributions made to the Company by certain Unrestricted Subsidiaries and affiliates where distributions made in prior years were insignificant.


Unrestricted Subsidiaries

         The largest of the Company's Unrestricted Subsidiaries in 1996 were MicroNet, StarNet, and Radius. Revenues increased 25.4% to $42.8 million as compared to 1995.

         Operating expenses increased 31.1% to $56.9 million (133.0% of Unrestricted Subsidiaries revenues) in 1996. This increase was comprised of the following: (i) service expense and direct costs increase of 15.6% to $27.3 million (63.8% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative increase of 78.7% to $21.3 million (49.8% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization increase of 24.4% to $8.3 million (19.3% of Unrestricted Subsidiaries revenues).

         EBITDA was negative $8.3 million as compared to negative $2.9 million in 1995, and the operating loss was $14.1 million as compared to $8.1 million in 1995. The increase in the loss is attributable to losses incurred by SDI as a result of a decline in the sales of inserter equipment.

         MicroNet revenues increased 22.3% to $15.9 million in 1996. The growth rate was primarily due to increased activity in satellite transmission services and increased tower rental revenue. Selling, general and administrative expenses decreased by 4.7% to $3.7 million due to a reduction of legal and bad debt expense. Depreciation and amortization increased 9.5% to $4.2 million as a result of increased capital expenditures and the accelerated depreciation of unused equipment. Operating income was $1.8 million as compared to $0.3 million for 1995. MicroNet's loss before income taxes was $1.0 million, down from $1.5 million in 1995.

         StarNet revenues decreased by 8.8% to $8.1 million as compared to 1995, primarily due to a decrease in service revenue caused by the contribution of The Barker(R) service to Sneak PreVue LLC in September, 1996. Direct costs decreased 17.5% to $6.2 million due primarily to a reduction in employees and contracted engineering expenses. Operating loss was $5.8 million as compared to $3.4 million for 1995.

         Radius ad sales revenues, its primary source of revenue, prior to payment of affiliate fees, was $14.8 million. Production and programming expenses totaled $1.7 million, and selling, general and administrative costs were $5.2 million. Income from operations was $1.3 million. Radius, which began operations in 1996 in connection with the purchase of certain advertising assets, had no revenue in 1995.


Year ended December 31, 1995 compared with year ended December 31, 1994

Consolidated Results

         Revenues for the Company increased 12.7% to $266.2 million as compared to 1994, primarily as a result of a $19.4 million increase in revenues from the Company's Core Cable Television Operations.

         Operating expenses increased 10.3% to $231.6 million (87.0% of total revenues) as compared to 1994. This increase was attributable to a (i) service expense and direct costs - non-cable increase of 24.7% to $39.3 million (14.7% of total revenues); (ii) cable programming expense increase of 12.3% to $55.3 million (20.8% of total revenues); (iii) selling, general and administrative increase of 10.3% to $59.3 million (22.3% of total revenues); and (iv) depreciation and amortization increase of 2.9% to $77.7 million (29.2% of total revenues).

         Interest expense increased 28.9% to $61.5 million as compared to 1994. The increase was primarily the result of (i) additional indebtedness associated with the Company's acquisition of an additional 10% interest in Garden State Cablevision L.P.; (ii) the acquisition of the minority interest in South Jersey Cablevision; (iii) borrowings to provide the initial investment in Australis; and (iv) higher effective interest rates.

         Equity in net losses of unconsolidated affiliates increased by 34.5% to $10.7 million. The Company's unconsolidated affiliates include several cable television operators which incur high levels of depreciation, amortization and interest expenses. The Company's equity in net losses of Garden State Cablevision L.P., in which the Company holds partnership interests totaling 50%, increased by 13.3% to $8.5 million.

         Other income increased to $15.0 million, up from $1.0 million in 1994. This increase was attributable to the tendering of the Company's holdings of QVC, Inc. stock in connection with the takeover of QVC by Comcast Corporation. The Company recognized a gain of approximately $13.1 million on the sale of the QVC stock.

         Loss before income taxes and extraordinary loss decreased to $22.6 million from a loss of $28.6 million in 1994. The decrease in the loss was primarily attributable to the increase in operating income.

         EBITDA increased 10.5% to $112.3 million as compared to 1994. EBITDA as a percentage of revenue decreased to 42.2% from 43.0%.


Core Cable Television Operations

         Revenues increased 9.1% to $232.2 million as compared to 1994. The increase is primarily attributable to: (i) 3.3% increase in the number of cable television customers serviced by the Company; and (ii) average rate increases of $1.95 per customer per month that became effective on February 15, 1995. Premium service revenues grew by 11.5% to $53.3 million due to a premium rate increase of $1.00 per month per premium channel for substantially all premium channels that went into effect on June 1, 1995. Pay-per-view revenues increased 12.4% to $5.4 million for the year as a result of increased customer buy rates. Advertising and home shopping revenues increased 15.8% to $6.3 million due to an increase in customer buy rates and the launching of a new home shopping channel. Equipment rental revenue increased by 9.6% to $6.2 million due to an increase in the number of addressable converters deployed.

         Operating expenses increased 5.8% to $188.2 million (81.6% of Core Cable Television revenues) as compared to 1994. This increase was attributable to: (i) service expense increase of 11.1% to $15.7 million (6.8% of Core Cable Television revenues); (ii) cable programming expense increase of 12.3% to $55.3 million (23.8% of Core Cable Television revenues); (iii) selling, general and administrative increase of 5.0% to $45.9 million (20.4% of Core Cable Television revenues); and (iv) depreciation and amortization increase of 0.7% to $71.3 million (30.6% of Core Cable Television revenues). The increase in service expense was primarily attributable to increases in technical employee salary expense and increased costs of service power and pole rental during 1995. The largest increase in cable programming expense was attributable to non-premium programming during 1995.

         EBITDA increased 9.0% to $115.3 million compared to 1994. This increase was primarily from rate increases and internal customer growth. The EBITDA margin decreased to 49.6% from 49.7% in 1994.


Unrestricted Subsidiaries

         The largest of the Company's Unrestricted Subsidiaries in 1995 were MicroNet, StarNet, and SDI. Revenues increased 45.7% to $34.1 million as compared to 1994.

         Operating expenses increased 35.1% to $43.4 million (127.2% of Unrestricted Subsidiaries revenues). The increase was attributable to: (i) service expenses and direct costs increase of 35.7% to $23.6 million (69.2% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense increase of 33.4% to $13.4 million (39.3% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization increase of 36.6% to $6.4 million (18.6% of Unrestricted Subsidiaries revenues) as compared to 1994.

         EBITDA was negative $2.9 million as compared to negative $4.0 million and the operating loss was $9.3 million as compared to $8.7 million in 1994.

         MicroNet revenues increased 30.0% to $13.0 million. The growth rate was primarily due to increased activity in satellite transmission services and increased tower rental revenue resulting from the acquisition of a partnership with a tower rental business in the eastern shore areas of Delaware, Maryland and Virginia. Selling, general and administrative expenses increased 15.4% to $3.9 million due to additional staff. Depreciation and amortization increased 42.1% to $3.8 million as a result of increased capital expenditure and the acquisition of the tower rental business. Operating income was $0.3 million as compared to an operating loss of $0.3 million in 1994. Interest expense increased by $0.6 million to $1.8 million due to the incurrence of $7.0 million of bank debt used to finance the acquisition of the tower rental business. MicroNet's loss before income taxes was $1.5 million, down from $1.6 million for 1994.

         StarNet revenues decreased 5.7% to $10.5 million as compared to 1994 primarily due to decreased transponder sub-lease revenue. StarNet operating expenses were $14.0 million, resulting in an operating loss of $3.4 million compared to $0.9 million in 1994. Depreciation expense increased to $1.4 million from $1.1 million in 1994.

         Due to the transition from research and development to production, SDI revenues increased to $9.5 million from $3.8 million in 1994. Gross profit on sales increased to 26% from 12% in 1994. Cost of sales included a $1.5 million write off of obsolete inventory in 1995. The operating loss was $3.0 million compared to $3.7 million in 1994. Depreciation and amortization increased to $0.9 million from $0.5 million in 1994.


Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued its Statements 125 and 127 on accounting for transfers and servicing of financial assets and extinguishments of liabilities and Statement 126 which exempts certain nonpublic entities from certain financial instrument disclosures. These Statements will not apply to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings. At December 31, 1996, the Company had aggregate total indebtedness of approximately $1,319.9 million, which includes bank debt at the subsidiary level of approximately $7.0 million. The Company's senior indebtedness of approximately $1,019.8 million consisted of: (i) three debt obligations in the amount of approximately $60.0 million, $21.0 million and $13.1 million (collectively, the "Private Placement Notes");
(ii) $686.0 million of 8 3/8% Notes; (iii) $230 million under a bank credit facility dated as of June 27, 1996 (the "Bank Credit Facility"); and (iv) obligations under capital leases of approximately $9.7 million. The Company issued the Private Placement Notes from 1988 to 1991 in connection with the refinancing of revolving bank debt. The Bank Credit Facility consists of a $150 million term loan facility and a $300 million revolving credit facility. At December 31, 1996, the term loan was fully drawn.

         At December 31, 1996, the only outstanding senior subordinated indebtedness was the Company's Subordinated Notes. The Company issued the Subordinated Notes on June 27, 1996 pursuant to a private offering to certain institutional and other accredited investors. Simultaneously the Company entered into the Bank Credit Facility. The net proceeds from the offering (approximately $293.5 million), $150 million proceeds of the term loan under the Bank Credit Facility and $1.0 million of cash on hand were used to prepay all amounts outstanding under the Company's then - existing bank debt facility. On October 9, 1996, the Company completed an offer to exchange all notes issued in the private offering for registered Subordinated Notes. The Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         Effective October 28, 1996, the Company and its lenders under the Bank Credit Facility amended certain of the terms of the Bank Credit Facility, in part, to permit the Company: (i) to apply any distributions received as a partner of Garden State Cablevision L.P. to reduce the outstanding amount of the revolving credit facility, if any; (ii) to invest up to $80.0 million in Australis; and (iii) to issue letters of credit for the benefit of Australis in an aggregate amount of $33.5 million. In addition the revised terms contained provisions limiting the Company's ability to make certain investments in excess of $50 million in the aggregate and prohibiting the Company from having (i) a Senior Debt Leverage Ratio for the quarter ended September 30, 1996 through March 30, 1997 in excess of 5.75:1 declining thereafter; and (ii) a Total Debt Leverage Ratio in excess of 7.50:1 at December 30, 1996, and declining to 6.00:1 commencing on December 31, 1998 and thereafter.

         The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations on the Subordinated Notes, the Private Placement Notes, the 8 3/8 % Notes and the Bank Credit Facility when due. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by any of the Company's subsidiaries except MicroNet.

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges, was approximately $67.1 million for the year ended December 31, 1996 compared to approximately $43.9 million for the year ended December 31, 1995. The Acquisitions accounted for $16.7 million of the increased cash flow. In 1996, the Company was required to make interest payments of approximately $104.3 million on outstanding debt obligations, whereas in 1995, the Company was required under its then existing debt obligations to make interest payments of approximately $55.8 million. This increase was primarily attributable to increased debt incurred by the Company in connection with the Acquisitions and the Australis investments in 1996.

         On December 24, 1996, the Company received a partnership distribution of approximately $41.9 million and accrued management fees of approximately $8.1 million in connection with the refinancing of the debt of Garden State Cablevision L.P. on December 19, 1996.

         On January 10, 1997, the Company completed the Turnersville Acquisition for approximately $84.5 million. The Company funded the acquisition from borrowings under the Bank Credit Facility ($75.0 million) and available cash ($9.5 million).

         For the period 1996 through 2000, the Company's current capital expenditure program for its Core Cable Television Operations contemplates spending approximately $300.0 million on upgrade activities and approximately $150.0 million for routine maintenance. For the year ended December 31, 1996, the Company expended approximately $51.7 million for capital expenditures for Core Cable Television Operations.

         In 1997, the Company is obligated to make additional investments of FF49.8 million for itself and instead of TCI (approximately $8.7 million, subject to currency exchange rate fluctuations) related to its indirect investment in Videopole. Since the Company made an investment of $6.6 million on January 6, 1997, its remaining obligation for 1997 is approximately $2.1 million.

         Future minimum lease payments under all capital leases and noncancellable operating leases for each of the years 1997 through 2000 are $9.2 million (of which $890,000 is payable to a principal stockholder), $8.9 million (of which $938,000 is payable to a principal stockholder), $7.3 million (of which $988,000 is payable to a principal stockholder) and $5.8 million (of which $1,040,000 is payable to a principal stockholder), respectively.

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

         The Company is party to several interest rate swap agreements to convert a portion of the Company's fixed rate debt to a LIBOR based rate, thereby obtaining the benefits of long-term funds while paying a rate of interest based on the cost of short-term funds. The Company does not otherwise ordinarily enter into interest rate or currency hedge agreements.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guarantees with regard to providing such letters of credit in the aggregate amount of $33.5 million with a term of five years. The Company has arranged for the issuance of the letters of credit under the Bank Credit Facility. The Company expects Australis to agree to reimburse the Company for any draws made under the letters of credit as well as certain fees and expenses incurred in connection therewith and to secure its obligations by granting the Company a fourth security position in all of Australis' assets after the Australian Government, the holders of the Australis Notes and the holders of Australis' subordinated notes. At December 31, 1996, the amount subject to the guarantee under the license agreements was approximately $60.1 million.

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued by the Company with respect to the guarantees. Effective March 6, 1997, however, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee.

         It is anticipated that during 1997, the Company will spend at least $60.0 million for capital expenditures for its Core Cable Television Operations. These capital expenditures will be for the upgrading of certain of its cable television systems, maintenance and other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1997 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable television system upgrade, whether a particular cable television system has sufficient capacity to handle new product offerings, whether and to what extent the Company will be able to recover its investment under FCC rate guidelines and whether the Company acquires additional cable television systems in need of upgrading or rebuilding. The Company, however, anticipates that capital expenditures for years subsequent to 1997 will continue to be significant.

         Suburban recently entered into a contract with Scientific-Atlanta, Inc. pursuant to which Suburban agreed to purchase all of the distribution equipment, fiber optic electronics, taps and passives needed to upgrade up to 18,000 miles of its cable television plant. The prices in the contract are fixed for four years. If Suburban purchases all the equipment currently contemplated, the contract price is approximately $80.0 million before discounts. However, the contract does not require Suburban to purchase any minimum amount of such equipment during 1997 or any other year.


         Management believes that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service throughout 1997. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with the Senior and Total Debt Leverage Ratios or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company will be in compliance with such Debt Leverage Ratios.


Inflation

         The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The financial statements and supplementary data are included herein beginning at page F-1.


Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period beginning January 1, 1994 and ended December 31, 1996, there have been no disagreements with any independent accountant engaged as the principal accountant to audit the Company's financial statements or to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report nor has any such person resigned, declined to stand for the reelection or been dismissed.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors And Executive Officers

         The directors and executive officers of the Company are as set forth below:

Name                      Age      Position
-----                    ----      ---------
H. F. Lenfest             66      President, CEO and Director
Marguerite B. Lenfest     63      Secretary/Treasurer and Director
Samuel W. Morris, Jr.     53      Vice President-General Counsel, Assistant
                                   Secretary and Director
John C. Malone            56      Director
Harry F. Brooks           59      Executive Vice President, Assistant Secretary
Donald L. Heller          51      Vice President
Jeffrey DiFrancesco       33      Vice President
Maryann V. Bryla          31      Vice President
Robert W. Mohollen        34      Assistant Treasurer, Assistant Secretary


         H. F. Lenfest is the founder, a director and President and Chief Executive Officer of the Company, the sole director of each of the Company's subsidiaries and the President of each of the subsidiaries other than Lenfest Programming, TeleStar Marketing, Inc. ("TeleStar"), and MicroNet and its subsidiaries. Mr. Lenfest's principal occupation since 1974 has been serving as the President and CEO of the Company and its subsidiaries. He is married to Marguerite B. Lenfest. Mr. Lenfest is currently a director of TelVue Corporation, Box Worldwide, Inc. and Australis Media Ltd.

         Marguerite B. Lenfest has served as a director and the Secretary/Treasurer of the Company since 1974. She is the wife of H. F. Lenfest and the sister of Harry F. Brooks.

         Samuel W. Morris, Jr. has been Vice President-General Counsel and Assistant Secretary of the Company since November 1993. Mr. Morris became a director of the Company on April 4, 1996. Prior to assuming his current position, he was a founding partner in the law firm of Hoyle, Morris & Kerr, where he remains Of Counsel. Mr. Morris is also Vice President-General Counsel and Secretary of each of the Company's subsidiaries. Mr. Morris also serves as an alternate director of Australis Media Ltd. for both Messrs. Lenfest and Heller.

         John C. Malone has served as a director of the Company since January 1982. Dr. Malone has served as Chairman and Chief Executive Officer of TCI since March 1997, Chief Executive Officer and President of TCI from January 1994 to March 1997, Chief Executive Officer of TCI Communications, Inc. ("TCIC"), from March 1992 to October 1994 and President of TCIC from 1973 to October 1994. He currently is a director of TCI, TCIC, Tele-Communications International, Inc., TCI Satellite Entertainment, Inc., BET Holdings, Inc. and The Bank of New York.

         Harry F. Brooks is Executive Vice President/Assistant Secretary of the Company. He has been Executive Vice President since 1991 and a Vice President since 1983. Mr. Brooks is also Vice President/Assistant Treasurer/Assistant Secretary of each of the Company's subsidiaries other than TeleStar (where he is Treasurer and Assistant Secretary), Lenfest Raystay Holdings, Inc. (where he is Vice President and Assistant Secretary) and Lenfest Atlantic, Inc. He is the brother of Marguerite B. Lenfest.

         Donald L. Heller has been a Vice President of the Company since March 1993. Prior to assuming his current position, Mr. Heller was, from June 1984 to January 1993, the Vice President and General Manager of Sportschannel Prism Associates, a regional cable television service which provides movies and professional sports. Mr. Heller is also Vice President of Lenfest International, Inc. and Lenfest Australia, Inc. and President of Lenfest Programming. He is currently a director of TelVue Corporation and of Australis Media Ltd.

         Jeffrey J. DiFrancesco has been Vice President of Strategic Planning and Business Development of the Company since January 1, 1996. Prior to assuming his current position, he was Principal Consultant with Price Waterhouse's Entertainment, Media and Communications Group. Prior to that he was a Managing Director at Bell Atlantic Video Services Company and Tele-TV.

         Maryann V. Bryla has been Vice President, Finance of the Company since March 7, 1997. Prior to that, Ms. Bryla was Assistant Vice President of Finance of the Company since November 1996 and Director of Investor Relations since June 1996. Prior to joining the Company, Ms. Bryla was a lending officer in Telecommunication and Media Lending Division of PNC Bank, National Association. Prior to that she was an Assistant Treasurer and Manager in the North America Corporate Finance Syndications Division at Chase Manhattan Bank, NA. Ms. Bryla is also Assistant Secretary of Lenfest Clearview, Inc.

         Robert W. Mohollen has been Assistant Treasurer and Assistant Secretary of the Company since August 1992. Prior to assuming his current position, he was Controller since June 1989. Prior to that he was an accountant and auditor with Pressman Ciocca Smith LLP, Certified Public Accountants, the Company's accountants. Mr. Mohollen is also Treasurer and Assistant Secretary of each of the Company's subsidiaries except TeleStar.

         All directors serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. All executive officers serve at the discretion of the Board of Directors. The directors of the Company receive no compensation in their capacity as directors.


Other Principal Employees

         Debra A. Krzywicki has been an Executive Vice President of Suburban since January 1, 1996, and a Vice President of Suburban from 1989 to December 31, 1995. She is primarily responsible for marketing, programming, customer service, training and public relations.

         Robert Lawrence has been an Executive Vice President of Suburban since January 1996, and a Regional Vice President and General Manager of Suburban from March 1982 to December 31, 1995. He is responsible for technical operations, engineering, franchise relations, information systems and purchasing.


Item 11. EXECUTIVE COMPENSATION

         The Company has no long-term compensation plans. The following table sets forth certain information for the years ended December 31, 1994, 1995 and 1996 concerning cash and non-cash compensation earned by the CEO and the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such periods.


                                                  Summary Compensation Table
                                                                         Annual Compensation
                  Name and                                                                      All Other
             Principal Position            Year            Salary             Bonus           Compensation
             ------------------            ----            ------             -----           ------------
H. F. Lenfest                              1996     $    1,000,000     $          --      $  270,135(a) (b)
President  and  CEO                        1995            500,000           750,000         294,958(a) (b)
                                           1994            500,000                --         283,931(a) (b)

Samuel  W.  Morris,  Jr.                   1996     $      250,000     $      30,000 (c)  $    9,500(a)
Vice  President  and                       1995            200,000           100,000           9,240(a)
General  Counsel                           1994            200,000            50,000          10,000(c)

Robert Lawrence                            1996     $      190,000     $          --      $    9,500(a)
Executive  Vice                            1995            115,000            15,000 (d)       5,750(a)
President, Suburban                        1994            108,000                --           5,400(a)


Debra A. Krzywicki                         1996     $      170,000     $          --      $    9,500(a)
Executive  Vice                            1995            105,000                --           5,775(a)
President, Suburban                        1994             90,000                --           5,054(a)


Jeffrey  J. DiFrancesco                    1996     $      147,400     $      30,000 (e)  $   59,261(e)
Vice President

----------------
(a) Matching contributions under the Company's 401(k) Plan for H. F. Lenfest amounted to $9,500, $9,240 and $5,830; for Samuel W. Morris, Jr., $9,500 and $9,240 for the years ended December 31, 1996 and 1995, respectively; for Robert Lawrence, $9,500, $5,750, and $5,400 for the years ended December 31, 1996, 1995 and 1994, respectively; and for Debra A.Krzywicki, $9,500, $5,775 and $5,054 for the years ended December 31, 1996, 1995 and 1994.
(b) Pursuant to agreements between the Company and a foundation and trusts created by H. F. Lenfest, the foundation and the trusts have purchased split-dollar life insurance policies on H. F. Lenfest's life and on the joint lives of Mr. Lenfest and his wife, Marguerite Lenfest, an officer and director of the Company. Under these agreements, the Company pays
         (i) the premium on each policy, minus a sum equal to the lesser of the applicable one-year term premium cost computed under the Internal Revenue Service Ruling 55-747 or the cost of comparable one-year term life insurance in the amount of each policy or (ii) the entire premium. The trusts and foundation are the beneficiaries of the insurance policies. However, the Company has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by the Company. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and expenses are realized, the Company, upon the deaths of Mr. and Mrs. Lenfest or the surrender of the policies, will recover all of its insurance premium payments. The premiums paid by the Company in 1996, 1995 and 1994 pursuant to these arrangements were $346,043, $325,471 and $328,449, respectively. The amounts in this column include the present value of such premium payments using an imputed interest rate, such present value calculated based upon Mr. and Mrs. Lenfest's remaining life expectancy, which totaled $260,635, $232,985 and $278,101 in 1996, 1995 and 1994, respectively. In addition, in 1995, Mr. Lenfest received $52,733 of additional compensation, of which $50,213 consisted of the payment by the Company of expenses incurred by Mr. Lenfest in connection with personal investments.
(c) The bonus for 1996 was paid to Mr. Morris in January, 1997. The $10,000 additional compensation in 1994 was to reimburse Mr. Morris for medical insurance premiums.
(d)      The bonus for 1995 was paid to Mr. Lawrence in 1996.
(e) The bonus for Mr. DiFrancesco was for joining the Company, and the other compensation was to reimburse him for moving and relocation expenses.


Compensation Committee Interlocks And Insider Participation

         The Company has no compensation committee. H. F. Lenfest has participated in the past, and is expected to continue to participate, in the deliberations of the Board of Directors concerning executive compensation.


Item 12. SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1996, certain information with respect to the Common Stock beneficially owned by each director, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power.

                                                     Shares of      Percent of
Name and Address                                     Common Stock   Common Stock
-----------------                                    ------------   ------------
H. F. Lenfest, Director (a)(b)(c)(d)                 79,448(c)         50.0%
Marguerite B. Lenfest, Director (a)                  ---------       --------
John C. Malone, Director (e)                         79,448(f)         50.0%
Brook J. Lenfest (a)(c)(d)                           14,862(g)          9.4%
H. Chase Lenfest (a)(c)(d)                           14,862(g)          9.4%
Diane A. Lenfest (a)(c)                              14,862(g)          9.4%
LMC Lenfest, Inc. (c)(h)                             79,448(c)         50.0%
  (an indirect wholly owned subsidiary of TCI)
All officers and directors as a                     158,896           100.0%
  group (11 persons)

-----------------

(a) Such person's address is c/o The Lenfest Group, 200 Cresson Boulevard, Oaks, PA 19456.

(b) Includes 14,862 and 14,862 shares owned by Brook J. Lenfest and H. Chase Lenfest which are held in trusts established by each of them, and 14,862 shares owned by Diane A. Lenfest, respectively, all of whom are children of Mr. Lenfest. See Note (d) below.

(c) H. F. Lenfest and LMC Lenfest, Inc., as successor in interest to Liberty Media Corporation, have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors until the earlier of January 1, 2002 or until his death. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company. Pursuant to a separate agreement, each of H. F. Lenfest, Brook J. Lenfest, H. Chase Lenfest and Diane A. Lenfest (the "Lenfest Stockholders") have granted to LMC Lenfest, Inc. a right of first refusal with respect to their shares of stock in the Company and LMC Lenfest, Inc. has granted a right of first refusal to the Lenfest Stockholders with respect to its shares of stock in the Company.

(d) Each of Mr. Lenfest, Brook J. Lenfest and H. Chase Lenfest hold their 34,862 shares, 14,862 shares and 14,862 shares, respectively, in trusts established by each of them, each of which trusts is terminable at will.

(e) Dr. Malone's address is c/o Terrace Tower II, 5619 DTC Parkway, Englewood, CO 80111.

(f) Includes 79,448 shares owned by LMC Lenfest, Inc., of which Dr. Malone is an affiliate. Dr. Malone disclaims beneficial ownership of these shares.

(g) Each of Brook J. Lenfest, H. Chase Lenfest and Diane A. Lenfest has given to H. F. Lenfest an irrevocable proxy granting him the power (until March 30, 2000) to vote their shares for the election of directors. H. F. Lenfest disclaims beneficial ownership of these shares.

(h) LMC Lenfest, Inc.'s address is 8101 East Pacific Avenue, Suite 500, Englewood, CO 80111.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is a party to an agreement with Satellite Services, Inc. ("SSI"), an affiliate of TCI, the indirect parent of LMC Lenfest, Inc., a 50% stockholder of the Company and an affiliate of Mr. Malone, pursuant to which SSI provides certain cable programming to the Company at a rate fixed as a percentage in excess of the rate available to TCI. Management believes that these rates are significantly less than the rates that the Company could obtain independently. For the year ended December 31, 1996, the Company paid SSI approximately $57.3 million.

         The Company, through its StarNet, Inc. and SDI subsidiaries, sells cross channel tune-in promotional services for cable television to affiliates of TCI. For the year ended December 31, 1996, the Company received $4.8 million for such services.

         The Company rents four office and warehouse spaces from H. F. Lenfest and Marguerite Lenfest. For the year ended December 31, 1996, the Company paid the Lenfests an aggregate of $845,000 under such leases. Rental payments are on terms that are no less favorable than those the Company could obtain from independent parties.

         The Company reimbursed Mr. Lenfest approximately $10.2 million in 1996, representing his costs incurred on behalf of the Company for the buyout of the investment partnership of Garden State Cablevision L.P.

         For the year ended December 31, 1996, the Company paid TelVue Corporation, an affiliate of H. F. Lenfest, $325,000 for pay-per-view order placement services.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guarantees with regard to providing such letters of credit in the aggregate amount of $33.5 million with a term of five years. The Company has arranged for the issuance of the letters of credit under the Bank Credit Facility. The Company expects Australis to agree to reimburse the Company for any draws made under the letters of credit as well as certain fees and expenses incurred in connection therewith and to secure its obligations by granting the Company a fourth security position in all of Australis' assets after the Australian Government, the holders of the Australis Notes and the holders of Australis' subordinated notes. At December 31, 1996, the amount subject to the guarantee under the license agreements was approximately $60.1 million.

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued by the Company with respect to the guarantees. Effective March 6, 1997, however, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee.

         On February 29, 1996, Mr. Lenfest guaranteed the full payment and performance of a credit facility which the Company's unrestricted subsidiary, Lenfest Australia, had put in place to provide for its guarantee of $75.0 million of a $125.0 million Australis short term borrowing. This obligation was terminated on October 31, 1996. For a fuller discussion of these transactions, see the September, 1996 10-Q.

         The Company has agreed to pay the legal expenses of H. F. Lenfest and Marguerite Lenfest related to a pending SEC action against them. See "Business -- Legal Proceedings." H. F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

         The Company has agreed to pay the legal expenses of Harry Brooks related to the federal criminal action against him. See "Business -- Legal Proceedings." Mr. Brooks has agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

         On February 12, 1996, the Company completed the exchange of its cable television systems in the East San Francisco Bay Area, a 41.67% partnership interest in Bay Cable Advertising, and the right to acquire certain other cable television systems for TCI's Wilmington, Delaware area cable television system. In connection with that transaction, the Company also purchased the Philadelphia area assets of Cable AdNet Partners, a subsidiary of TCI, for approximately $1.1 million.

         John C. Malone, a director of the Company, is a director of The Bank of New York, which is the Trustee under the Indentures for the Company's 8 3/8 % Notes and Subordinated Notes and a lender under the Bank Credit Facility.

         For the year period January 1, 1996 to February 12, 1996, Cable AdNet Partners, an affiliate of TCI and John C. Malone, paid Suburban approximately $193,000 for Suburban's share of advertising revenue under a certain advertising agreement.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)(1)     Financial Statements.

            The following financial statements are filed as part of the report:

            LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets, December 31, 1995 and 1996 Consolidated Statements of Operations, Years Ended December 31, 1994, 1995 and 1996
            Consolidated Statements of Changes in Stockholders' Equity (Deficit), Years Ended December 31, 1994, 1995 and 1996 Consolidated Statements of Cash Flows, Years Ended December 31, 1994, 1995 and 1996
            Notes to Consolidated Financial Statements

            GARDEN STATE CABLEVISION L.P.
            Report of Independent Public Accountants
            Balance Sheets, December 31, 1995, and 1996
            Statements of Operations, Years Ended December 31, 1994, 1995 and
            1996
            Statements of Partners' (Deficit), Years Ended December 31, 1994, 1995 and 1996
            Statements of Cash Flows, Years Ended December 31, 1994, 1995 and
            1996
            Notes to Financial Statements

            (a)(2)     Financial Statement Schedules.

            The following financial statement schedules are filed as a part of the report:

                   (i)  Report of Pressman Ciocca Smith LLP on Schedules
                              Schedule II -- Valuation and Qualifying Accounts Lenfest Communications, Inc. and Subsidiaries

                  (ii)  Report of Arthur Andersen LLP on Schedules
                              Schedule II -- Valuation and Qualifying Accounts Garden State Cablevision L.P.

            (a)(3)  Exhibits.

            The following Exhibits are furnished as part of this Registration
Statement:


Exhibit
Number            Title or Description
------            --------------------

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

   +++3.2   Amended and Restated Bylaws of the Company.

     *4.1   Form of $700,000,000 8 3/8% Senior Note Due 2005.

    **4.2 Indenture between the Company and The Bank of New York, dated as of November 1, 1995.

   +++4.3 Indenture, dated as of June 15, 1996, between the Company and The Bank of New York.

   +++4.4 Form of Certificated Note, dated June 27, 1996, between the Company and Salomon Brothers Inc. (In accordance with Item 601 of Regulation S-K similar Notes between the Company and Salomon Brothers Inc. have not been filed because they are identical in all material respects to the filed exhibit.)

   +++4.5 Form of 10 1/2% Senior Subordinated Note, dated June 27, 1996, in the principal sum of $296,700,000.

   +++4.6 Registration Agreement, dated as of June 20, 1996, between the Company and Salomon Brothers Inc., Toronto Dominion Securities (USA) Inc., CIBC Wood Gundy Securities Corp. and NationsBanc Capital Markets, Inc.

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

    #10.40 Second Amendment, dated September 30, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc.

    #10.41 Form of First Amendment, dated as of October 28, 1996, to Credit Agreement, dated as of June 27, 1996, by and among Lenfest Communications, Inc., The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto Dominion (Texas), Inc., as Administrative Agent.

     10.42    Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

    *21.      Subsidiaries of the Company.

     27.      Financial Data Schedule.

       * Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995.

      ** Incorporated by reference to the Company's Report on Form 10-Q, dated December 22, 1995, for the quarter ended September 30, 1995.

     *** Incorporated by reference to the Company's Report on Form 8-K, dated February 26, 1996.

      + Incorporated by reference to the Company's Report on Form 10-K, dated March 29, 1996, for the year ended December 31, 1995.

     ++ Incorporated by reference to the Company's Report on Form 10-Q, for the quarter ended March 31, 1996.

    +++ Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996.

      # Incorporated by reference to the Company's Report on Form 10-Q, dated November 14, 1996, for the quarter ended September 30, 1996.

              (b)      Reports on Form 8-K.

               None.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



FINANCIAL  STATEMENTS                                                                                         Page
                                                                                                              ----

LENFEST  COMMUNICATIONS,  INC.  AND  SUBSIDIARIES
Report of Independent Certified Public Accountants ............................................................ F-1
Consolidated Balance Sheets, December 31, 1995 and 1996 ....................................................... F-2
Consolidated Statements of Operations, Years Ended December 31, 1994, 1995 and 1996 ........................... F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit),
     Years Ended December 31, 1994, 1995 and 1996 ............................................................. F-5
Consolidated Statements of Cash Flows, Years Ended December 31, 1994, 1995 and 1996 ........................... F-6
Notes to Consolidated Financial Statements .................................................................... F-8


GARDEN  STATE  CABLEVISION  L.P.
Report of Independent Public Accountants ...................................................................... F-38
Balance Sheets, December 31, 1995 and 1996 .................................................................... F-39
Statements of Operations, Years Ended December 31, 1994, 1995 and 1996 ........................................ F-40
Statements of Partners' (Deficit), Years Ended December 31, 1994, 1995 and 1996 ............................... F-41
Statements of Cash Flows, Years Ended December 31, 1994, 1995 and 1996 ........................................ F-42
Notes to Financial Statements ................................................................................. F-43


FINANCIAL  STATEMENT  SCHEDULES
Report of Pressman Ciocca Smith LLP on Schedule
Schedule II - Valuation and Qualifying Accounts
Lenfest Communications, Inc. and Subsidiaries..................................................................F-50


Report of Arthur Andersen LLP on Schedule
Schedule II - Valuation and Qualifying Accounts
Garden State Cablevision L.P...................................................................................F-52


                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LENFEST COMMUNICATIONS, INC.


DATE:  March 26, 1997                    By:   /s/ H.F. Lenfest
                                               ----------------
                                               H.F. Lenfest
                                               President


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                   Date
---------                       ------                                  ------
/s/ H.F. Lenfest                Chairman of the Board, Director and     March 26, 1997
----------------                President
H.F. Lenfest                   (Principal Executive Officer)


/s/ Marguerite B. Lenfest       Director                                March 26, 1997
-------------------------
Marguerite B. Lenfest


/s/ John C. Malone              Director                                March 26, 1997
------------------
John C. Malone


/s/ Samuel W. Morris, Jr.       Director, Vice President                March 26, 1997
-------------------------       and General Counsel
Samuel W. Morris, Jr.


/s/ Harry F. Brooks             Executive Vice President                March 26, 1997
-------------------------       (Principal Financial Officer)
Harry F. Brooks


/s/ Robert W. Mohollen          Assistant Treasurer                     March 26, 1997
-------------------------       (Principal Accounting Officer)
Robert W. Mohollen


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Garden State Cablevision L.P., the investment in which, as discussed in Note 7 to the financial statements, is accounted for by the equity method of accounting. The financial statements reflect equity in accumulated losses, net of related receivable, in excess of the investments in Garden State Cablevision L.P. in the amounts of $15,451,000 and $72,454,000 at December 31, 1995 and 1996, respectively, and equity in its net losses of $7,476,000, $8,527,000 and $5,068,000 for each of the years in the three-year period ended December 31, 1996. The financial statements of Garden State Cablevision L.P. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Garden State Cablevision L.P., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenfest Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.



PRESSMAN CIOCCA SMITH LLP
Hatboro, Pennsylvania
March 24, 1997

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)






                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1995                 1996
                                                                                    --------------       --------------

ASSETS

Cash and cash equivalents                                                           $     164,943        $      20,633

Marketable securities                                                                     169,581               79,830

Accounts receivable - trade and other, less allowance
 for doubtful accounts of $1,104 in 1995 and $2,055 in 1996                                12,890               22,801

Inventories                                                                                 4,932                2,757

Prepaid expenses                                                                            3,124                2,824

Property and equipment, net of accumulated
  depreciation                                                                            211,780              389,029

Investments in affiliates, accounted for under the equity
  method, and related receivables                                                          49,072               41,333

Other investments, at cost, and related receivables                                        10,410               10,410

Goodwill, net of amortization                                                              52,874               78,524

Deferred franchise costs, net of  amortization                                            133,525              494,568

Other intangible assets, net of amortization                                               20,519               26,076

Deferred Federal tax asset (net)                                                           14,707               55,620

Other assets                                                                                3,391                6,612
                                                                                    --------------       --------------


                                                                                    $     851,748        $   1,231,017
                                                                                    ==============       ==============




See accompanying notes.                                             (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, (continued)
(Dollars in thousands)






                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1995                 1996
                                                                                    --------------       --------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Notes payable                                                                       $     812,441        $   1,310,200

Obligations under capital leases - related party                                            5,284                5,186

Obligations under capital leases - unrelated parties                                            -                4,477

Accounts payable and accrued expenses - unrelated parties                                  33,926               40,377

Accounts payable - affiliate                                                                7,205               12,855

Unearned revenues and customer prepayments                                                  3,402                4,485

Deposits on converters                                                                      5,853                4,663

Deferred state tax liability (net)                                                          9,940                9,165

Investment in Garden State Cablevision L.P.                                                15,451               72,454
                                                                                    --------------       --------------

                                                           TOTAL LIABILITIES              893,502            1,463,862

MINORITY INTEREST in equity of consolidated
 subsidiaries                                                                               3,438                  945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares
    authorized, issued and outstanding                                                          2                    2

  Additional paid-in capital                                                               50,747               50,747

  Unrealized gain (loss) on marketable securities, net of deferred
    tax liabilities of $25,830 in 1995 and $317 in 1996                                    47,970               (9,866)

  Accumulated deficit                                                                    (143,911)            (274,673)
                                                                                    --------------       --------------
                                                                                          (45,192)            (233,790)
                                                                                    --------------       --------------

                                                                                    $     851,748        $   1,231,017
                                                                                    ==============       ==============




See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)




                                                                                            Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                     1994             1995              1996
                                                                                -------------     ------------     -------------


REVENUES                                                                        $    236,195      $   266,249      $    397,318

OPERATING EXPENSES
  Service                                                                             18,344           20,659            35,438
  Programming - from affiliate                                                        33,782           37,685            57,344
  Programming - other cable                                                           15,485           17,637            25,460
  Selling and marketing                                                                8,263            9,328            15,066
  General and administrative                                                          45,504           49,982            71,453
  Direct costs - non-cable                                                            13,161           18,616            21,141
  Depreciation                                                                        50,001           51,624            68,985
  Amortization                                                                        25,517           26,076            46,396
                                                                                -------------     ------------     -------------
                                                                                     210,057          231,607           341,283
                                                                                -------------     ------------     -------------

                                                            OPERATING INCOME          26,138           34,642            56,035

OTHER INCOME (EXPENSE)
  Interest expense                                                                   (47,749)         (61,538)         (107,916)
  Equity in net (losses) of unconsolidated affiliates                                 (7,940)         (10,682)          (17,870)
  Recognized (loss) on decline in market value of securities -
   Australis Media Limited                                                                 -                -           (86,400)
  Other income (expense)                                                                 923           14,988            13,932
                                                                                -------------     ------------     -------------
                                                                                     (54,766)         (57,232)         (198,254)
                                                                                -------------     ------------     -------------

                                                  (LOSS) BEFORE INCOME TAXES
                                                      AND EXTRAORDINARY LOSS         (28,628)         (22,590)         (142,219)

INCOME TAX BENEFIT (EXPENSE)
  Current                                                                                (40)               -              (897)
  Deferred                                                                             9,769           11,095            14,838
                                                                                -------------     ------------     -------------
                                                                                       9,729           11,095            13,941
                                                                                -------------     ------------     -------------

                                                               (LOSS) BEFORE
                                                          EXTRAORDINARY LOSS         (18,899)         (11,495)         (128,278)

EXTRAORDINARY (LOSS)
  Early extinguishment of debt, net of deferred taxes of
   $3,629 in 1995 and $1,337 in 1996                                                       -           (6,739)           (2,484)
                                                                                -------------     ------------     -------------

                                                                  NET (LOSS)    $    (18,899)     $   (18,234)     $   (130,762)
                                                                                =============     ============     =============






See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
 EQUITY (DEFICIT)
(Dollars in thousands)








                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      1994              1995              1996
                                                                                  ------------      ------------     -------------
COMMON STOCK
                                                          BALANCE AT BEGINNING
                                                               AND END OF YEAR    $         2       $         2      $          2
                                                                                  ============      ============     =============

ADDITIONAL PAID-IN CAPITAL

                                                          BALANCE AT BEGINNING
                                                               AND END OF YEAR    $    50,747       $    50,747      $     50,747
                                                                                  ============      ============     =============

UNREALIZED GAIN (LOSS) ON MARKETABLE
  SECURITIES
    Balance at beginning of year                                                  $         -       $    25,319      $     47,970
    Adjustment for the cumulative effect of applying the new method of accounting for certain investments in debt and equity
     securities, net of deferred taxes of $4,300 in 1994                                8,440                 -                 -
    Net unrealized gain (loss) on marketable securities, net of
     deferred tax liabilities                                                          16,879            22,651           (57,836)
                                                                                  ------------      ------------     -------------
                                                        BALANCE AT END OF YEAR    $    25,319       $    47,970      $     (9,866)
                                                                                  ============      ============     =============

ACCUMULATED DEFICIT
  Balance at beginning of year                                                    $  (106,778)      $  (125,677)     $   (143,911)
  Net (loss)                                                                          (18,899)          (18,234)         (130,762)
                                                                                  ------------      ------------     -------------
                                                        BALANCE AT END OF YEAR    $  (125,677)      $  (143,911)     $   (274,673)
                                                                                  ============      ============     =============

                                                            TOTAL STOCKHOLDERS'
                                                               EQUITY (DEFICIT)   $   (49,609)      $   (45,192)     $   (233,790)
                                                                                  ============      ============     =============











See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                                                        Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1994              1995             1996
                                                                             ------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                 $   (18,899)     $    (18,234)     $  (130,762)
  Adjustments to reconcile net (loss) to net cash provided
   by operating activities
    Depreciation and amortization                                                 75,518            77,700          115,381
    Extraordinary loss                                                                 -            10,368            3,821
    Accretion of debt discount                                                         -               328            1,081
    Net (gains) losses on sales of marketable securities                             209           (13,517)            (342)
    Recognized loss on decline in market value of securities -
      Australis Media Limited                                                          -                 -           86,400
    (Gain) on disposition of partnership interest                                      -                 -           (7,210)
    Deferred income tax (benefit)                                                 (9,769)          (14,724)         (16,175)
    Write off of assets upon rebuild of cable systems                              2,245               282              846
    (Gain) on sale of property and equipment                                        (371)             (143)            (326)
    Equity in net losses of unconsolidated affiliates                              7,940            10,682           17,870
    Loss on other investments                                                          -                75                -
    Amortization of discount on Australis notes                                        -                 -           (1,026)
    Interest paid from loan proceeds                                               1,792                 -                -
    Deferred interest on capital leases                                               19                 -                -
    Minority interests                                                              (581)           (1,347)          (2,492)
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Cash - restricted escrow                                                      (3,273)            3,273                -
    Accounts receivable                                                           (3,595)            2,205           (8,180)
    Inventories                                                                   (2,657)            2,260            2,175
    Prepaid expenses                                                                 478               540              260
    Other assets                                                                    (564)              (85)          (3,298)
    Accounts payable and accrued expenses:
        Affiliate                                                                  4,176              (433)           5,650
        Unrelated parties                                                           (773)           12,201            6,627
    Unearned revenues and customer prepayments                                     1,930              (137)             827
    Deposits on converters                                                           294                62              (29)
                                                                             ------------     -------------     ------------


                                                    NET CASH PROVIDED BY
                                                    OPERATING ACTIVITIES          54,119            71,356           71,098
                                                                             ------------     -------------     ------------











See accompanying notes.                                             (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(Dollars in thousands)




                                                                                       Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                              1994                1995               1996
                                                                         --------------      --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                          $           -       $           -      $    (604,032)
  Acquisition of the minority interest of South Jersey
   Cablevision Associates                                                            -              (8,838)                 -
  Non cable acquisitions                                                             -                (198)            (5,600)
  Purchases of property and equipment                                          (48,525)            (47,735)           (60,656)
  Purchases of marketable securities                                            (9,023)             (2,678)              (582)
  Purchases of other investments                                                   (55)                (71)                 -
  Proceeds from transfer of cable system                                             -                   -              4,500
  Proceeds from sales of property and equipment                                    607                 253                381
  Proceeds from sales of marketable securities                                   6,974              16,575              1,952
  Loans to Australis Media                                                           -                   -            (41,139)
  Proceeds from Australis Media note receivable                                      -              19,240             41,139
  Investments in unconsolidated affiliates                                      (5,071)            (19,492)            (4,183)
  Distributions from unconsolidated affiliates                                   2,825               1,826             45,932
  (Increase) in other intangible assets - investing                               (490)               (539)            (4,596)
  Loans and advances to unconsolidated affiliates                               (1,979)               (726)              (470)
  Loans and advances from unconsolidated affiliates                                837               1,110              8,390
                                                                         -------------      --------------   -  -------------

                                                    NET CASH (USED BY)
                                                 INVESTING ACTIVITIES          (53,900)            (41,273)          (618,964)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in debt                                                             275,950             741,363            942,023
  Early extinguishment of debt                                                       -             (91,118)          (448,821)
  Other debt reduction:
    Notes                                                                     (274,350)           (515,528)           (80,345)
    Bonds                                                                          (67)                  -                  -
    Obligations under capital leases                                               (90)                (49)              (256)
  (Increase) in other intangible assets - financing                                (76)             (4,110)            (9,045)
                                                                         --------------      --------------     -------------

                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES            1,367             130,558            403,556
                                                                         --------------      --------------     --------------

                                                         NET INCREASE
                                                   (DECREASE) IN CASH            1,586             160,641           (144,310)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                               2,716               4,302            164,943
                                                                         --------------      --------------     --------------

                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR    $       4,302       $     164,943      $      20,633
                                                                         ==============      ==============     ==============






See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1995 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Lenfest Communications, Inc. and subsidiaries ("the Company") is presented to assist in understanding its financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Business Activities and Concentrations of Credit Risk

The Company, through its cable subsidiaries, owns and operates clusters of cable television systems located in the suburbs of Philadelphia, Pennsylvania, from Harrisburg, Pennsylvania through Wilmington, Delaware and south through Atlantic City, New Jersey. In addition, the Company, through its non-cable subsidiaries, sells advertising for cable television systems, provides satellite delivered cross channel tune-in promotional services for cable television and microwave transmission of video, voice and data. The Company's ability to collect the amounts due from customers is affected by economic fluctuations in these geographic areas and in the cable television industry generally.

The Company maintains cash balances at several financial institutions located primarily in the Philadelphia Area. Accounts at each institution are insured by either the Bank Insurance Fund or another institutional insurance fund up to $100,000 and $500,000, respectively. The Company maintains cash balances in excess of the insured amounts.

Basis of Consolidation and Change in Reporting Entity

The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned subsidiaries. In addition, effective 1995, the accounts of L-TCI Associates, a partnership that is owned approximately seventy-two percent (72%) by the Company, are also included. Significant intercompany accounts and transactions have been eliminated in consolidation.

During 1996, the Company acquired an additional 50% interest in Atlantic Communication Enterprises, which increased its holdings to 100%. Accordingly, the Company changed its method of accounting for this investment from the equity method to consolidation as required by generally accepted accounting principles. This change in consolidation policy had no effect on net loss for 1994, 1995 or 1996. Since the amounts are not material and have no effect on net loss, the prior period financial statements have not been restated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable debt securities with original maturities of three months or less.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment assembled and sold by some of the Company's non-cable wholly owned subsidiaries.

Property and Equipment

Property and equipment are stated at cost. For the newly acquired systems or companies, the purchase price has been allocated to net assets on the basis of fair market values as determined by an independent appraiser. Depreciation is provided using the accelerated and straight-line methods of depreciation for financial reporting purposes at rates based on estimated useful lives. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and Equipment Under Capital Leases

Property and equipment capitalized under capital leases are amortized on the straight-line method over the term of the leases or the estimated useful lives of the assets. Amortization of leased assets is included in depreciation expense in the statements of operations.

Capitalization of Costs

All costs properly attributable to capital items, including that portion of employees' compensation allocable to installation, engineering, design, construction and various other capital projects are capitalized. Installation income has been fully recognized.

Deferred Franchise Costs, Goodwill and Other Intangible Assets

Deferred franchise costs, goodwill and other intangible assets acquired in connection with the purchases of cable systems and other companies have been valued at acquisition cost on the basis of the allocation of the purchase price on a fair market value basis to net assets as determined by an independent appraiser. Additions to these assets are stated at cost. Other intangible assets consist of debt acquisition costs, organization costs and covenants not to compete. Goodwill represents the cost of acquired cable systems and companies in excess of amounts allocated to specific assets based on their fair market values. Deferred franchise costs are amortized on the straight-line method over the legal franchise lives, generally 10 to 20 years. Other intangible assets are being amortized on the straight-line method over their legal or estimated useful lives, generally ranging from 5 to 10 years. Goodwill is amortized on the straight-line method over 20 to 40 years. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of intangible assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. The Company also evaluates the amortization periods of intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1996, management believes that no revisions to the remaining useful lives or writedowns of deferred charges are required.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Investments

Investments in which the ownership interest is less than 20% are generally carried at cost. Investments in marketable equity securities are carried at fair market value and any unrealized appreciation is presented as a separate component of stockholders' equity (deficit), net of deferred taxes. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is used. Under this method, the original investment, recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

Foreign Currency Translation

All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the year. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is included with unrealized gain (loss) on marketable securities, a separate component of stockholders' equity (deficit), net of deferred taxes.

Income Taxes

The Company files a consolidated Federal tax return. Investment and other tax credits are recognized under the flow-through method of accounting.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Interest Rate Protection Agreements

The amount of interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

Compensated Absences

Employees of the Company are entitled to carry over up to five days of earned, unused vacation to the following year. The Company also pays employees for earned, unused vacation days upon termination of employment. The Company does not accrue this liability because it does not believe this liability to be material.

Restatement and Reclassifications

Certain amounts have been reclassified for comparability with the 1996 presentation.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Revenue Recognition

The Company bills its customers in advance; however, revenue is recognized as cable television services are provided. Receivables are generally collected within 30 days. Credit risk is managed by disconnecting services to customers who are delinquent. Other revenues are recognized as services are provided or equipment is delivered. Revenues obtained from the connection of customers of the cable television system are less than related direct selling costs; therefore, such revenues are recognized as received.

NOTE 2 - COMMON STOCK OWNERSHIP AND CONTROL

The 158,896 shares of common stock outstanding at December 31, 1995 and 1996, are 50% owned by members of the Lenfest Family and affiliated entities and 50% by LMC Lenfest, Inc., an indirect wholly owned subsidiary of Tele-Communications, Inc. ("TCI"). All Lenfest Family members have granted irrevocable proxies to H.F. Lenfest. These proxies expire March 30, 2000. Pursuant to an agreement among H.F. Lenfest, the Lenfest Family and LMC Lenfest, Inc. dated December 18, 1991, and the amended and restated Articles of Incorporation of the Company, Mr. Lenfest has the right to continue as chief executive officer of the Company until January 1, 2002, and has the right to designate a majority of the Board of Directors of the Company until the earlier of January 1, 2002, or Mr. Lenfest's death. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

NOTE 3 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                               1994              1995             1996
                                                                           ------------      ------------     ------------
                                                                                       (Dollars in thousands)
Cash paid during the year for:

Interest                                                                   $    44,613       $    55,845      $    104,330
                                                                           ============      ============     =============

Income taxes                                                               $       121       $       160      $          -
                                                                           ============      ============     =============

Supplemental Schedules Relating to Acquisitions

                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------------
                                                                                 1994               1995                1996
                                                                             ------------       ------------       -------------
                                                                                          (Dollars in thousands)
Property and equipment                                                       $         -        $     4,932        $    170,085
Deferred franchise costs                                                               -              2,124             398,260
Goodwill and other intangible assets                                                   -              6,158              32,543
Equity interests in affiliates                                                         -                  -               2,877
Other asset                                                                            -                  -               5,867
Minority interest in partnership equity                                                -              3,129                   -
Customer prepayments and deposits                                                      -               (307 )                 -
                                                                             ------------       ------------       -------------
                                                                                       -             16,036             609,632
Amount financed                                                                        -              7,000                   -
                                                                             ------------       ------------       -------------

                                                          NET CASH PAID      $         -        $     9,036        $    609,632
                                                                             ============       ============       =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 3 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW - (continued)

Noncash Investing and Financing Transactions

On December 23, 1996, the Company received 18,000,000 shares of voting stock of Australis Media Limited ("Australis") and 52,238,547 non-voting debentures of Australis in connection with the termination of a technical services agreement with Australis and also received 500,000 shares of voting stock for late repayment of a loan to the Company by Australis. Also on December 23, 1996, the Company converted 5,000,000 non-voting debentures of Australis into 5,000,000 shares of voting stock.

On October 31, 1996, the Company financed $80,000,000 used to acquire additional debt and equity securities of Australis (See Note 11).

On September 30, 1996, the Company contributed the right to receive assets of a cable television system for a partnership interest (See Note 4). Also, in September 1996, the Company contributed the assets that comprise the business known as "the Barker" to a newly formed joint venture (See Note 4).

On May 10, 1996, the Company entered into an agreement to guarantee up to $75,000,000 of a new $125,000,000 Australis bank facility as part of recapitalization plans pursued by Australis. On May 2, 1996, the Company entered into a stand-by $75,000,000 senior subordinated credit facility in order to provide any required funding under this guaranty. As of October 31, 1996, the guaranty and stand-by facility were terminated.

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000 for the assets of a cable television system serving Wilmington, Delaware and the surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value, has been included in the statement of operations.

In 1996, the Company incurred additional capital lease obligations of $4,635,000.

In 1995, the Company financed a $19,240,000 loan to Australis Media Limited and $20,000,000 of its additional investment in Garden State Cablevision L.P.

The Company's 1994 investment in Raystay Co. was financed by a promissory note to Raystay Co. in the amount of $3,000,000 and promissory notes to several selling shareholders totaling $3,238,000.

In 1994, the Company financed the payment of $90,972,000 of maturing debt, $1,792,000 of interest and $4,236,000 of loan costs.

In 1994, the Company converted $2,200,000 of convertible promissory notes and $154,000 of accrued interest into 1,833,555 shares of Video Jukebox Network, Inc., now known as Box Worldwide, Inc.

During 1994 and 1995, the Company disposed of $2,037,000 and $4,231,000, respectively, of fully depreciated plant in connection with the rebuild of certain of its systems. The Company retired $250,000 of fully depreciated equipment in 1994.

The Company reclassified $777,000 and $10,000 of equipment under capital lease as property and equipment in 1994 and 1995, respectively, at the conclusion of the lease obligations.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS

Cable Systems

 On September 30, 1996, the Company through its newly formed subsidiary, Lenfest Clearview, Inc. ("Clearview") completed the acquisition of a 30% general partnership interest in a newly formed general partnership, Clearview Partners (the "Partnership"). The Company contributed $500,000 and its right to receive the assets of the Gettysburg, PA cable television system (see acquisition from Sammons Communications, Inc. discussed below) and its right to exchange the Gettysburg system for the assets of the Stewartstown, PA cable television system owned by GS Communications, Inc. The Company received a payment of $4.5 million from GS Communications, Inc. in connection with these transactions. No gain or loss was recorded on the exchange. Clearview CATV, Inc., an unaffiliated company, contributed the assets and certain liabilities of its cable television system located in Maryland and Pennsylvania to the Partnership for a 70% general partnership interest. The Partnership's systems pass approximately 13,400 homes and serve approximately 9,650 basic customers. The Company reports its proportionate share of partnership net income (loss) on the equity method. The Company's cash contribution was made from available funds.

On April 30, 1996, the Company acquired from Tri-County Cable Television Company, an affiliate of Time Warner, its Salem, N.J. cable television system for approximately $16,000,000. The system passes approximately 10,600 homes and serves approximately 7,700 basic customers. On the same date, the Company acquired from Shore Cable Company of New Jersey its Ventnor, NJ cable television system for approximately $11,000,000. The system passes approximately 6,100 homes and serves approximately 5,000 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by the existing bank credit facility at that date.

On February 29, 1996, the Company acquired four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., pass approximately 358,000 homes and service approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The Company paid for a fifth system, located in Gettysburg, PA, but did not take title to it. The Company managed the Gettysburg system from February 29, 1996, until, the system was transferred from Sammons Communications, Inc. to GS Communications, Inc. on September 30, 1996.

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000 for the assets of the Wilmington, Delaware and surrounding area cable television system. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value has been included in the statement of operations. The acquisition of these cable systems were financed with proceeds from the Company's public offering of debt in November 1995.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS - (continued)

On June 29, 1995, the Company, through its subsidiary, Lenfest Raystay Holdings, Inc., exercised an option to acquire an additional 5,275 shares of Class B common stock of Raystay Co. for $3,073,000 increasing the Company's ownership to 45%. The Company initially acquired 31.99% of the outstanding stock of Raystay Co. for $6,238,000 on July 29, 1994. The Company uses the equity method to account for this investment.

On June 23, 1995, the Company through its newly formed subsidiary, Lenfest South Jersey Investments, Inc. purchased the remaining 40% minority general partnership interest in South Jersey Cablevision Associates ("South Jersey") for $8,838,000. The Company, through its subsidiary, Lenfest Atlantic, Inc. owned a sixty percent (60%) general partnership interest in South Jersey, and has managed the South Jersey's operations since its inception on April 2, 1993. Lenfest Atlantic's original investment was $6,000,000. South Jersey owns and operates contiguous cable systems serving approximately 21,000 customers in southern New Jersey. As of June 30, 1996, Lenfest South Jersey Investments, Inc. was merged into Lenfest Atlantic, Inc., which became the 100% owner of South Jersey, thereby terminating the partnership.

On January 10, 1995, the Company, through its subsidiary, Lenfest Jersey, Inc., acquired a 10.005% general partnership interest in Garden State Cablevision, L.P. for $29,250,000, increasing its ownership to a total of 50% of the partnership.
(See Note 7).

The accompanying consolidated financial statements include the results of operations for these acquisitions since the dates of the acquisitions.

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1994:

                                        1994               1995                1996
                                    ------------       ------------       -------------
                                                 (Dollars in thousands)
Revenues                            $   343,836        $   378,733        $    416,897
                                    ------------       ------------       -------------

Loss before extraordinary loss      $   (53,558)       $   (42,249)       $   (139,371)
                                    ------------       ------------       -------------

Net loss                            $   (53,558)       $   (48,988)       $   (141,855)
                                    ------------       ------------       -------------


Other

In September 1996, the Company signed a Letter of Intent with Comcast Corporation to enter into a partnership for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the arrangement, each partner would own a 50% interest, and Radius would be the managing partner of the partnership for its first two years. Radius would continue to provide local cable advertising sales and insertion for the Company and 17 other cable television system operators. The Company believes that the Radius/Comcast partnership agreement will be finalized in the second quarter of 1997.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS - (continued)

On September 30, 1996, the Company, through its subsidiary, Lenfest Advertising, Inc. d/b/a Radius Communications ("Radius"), acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4,500,000. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded from available funds.

On September 11, 1996, StarNet, Inc. ("StarNet"), a wholly owned subsidiary of the Company, entered into a joint venture with Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of United Video Satellite Group, Inc. (UVSG) to combine the two companies' pay-per-view promotion services. StarNet contributed its Barker service to the joint venture and received a 28% partnership interest. The new joint venture, Sneak Prevue, L.L.C., is based in Tulsa, Oklahoma and is managed and controlled by UVSG. The Company reports its proportionate share of net income (loss) on the equity method.

In February 1996, Radius purchased the Philadelphia area assets of Cable AdNet Partners, a subsidiary of TCI for approximately $1,100,000.

On January 4, 1995, the Company acquired all of the general and limited partnership interests of OPM Real Estate, L.P., a company that provided microwave transmission services throughout Delaware, Maryland and Virginia, for $7,500,000 before deductions for customer prepayments and deposits. The Company acquired these interests through MicroNet Diversified Investments, Inc. and MicroNet Delmarva, Inc., newly formed, wholly owned subsidiaries of MicroNet, Inc., a wholly owned subsidiary of the Company. Immediately upon acquisition, the name of the limited partnership was changed to MicroNet Delmarva Associates, L.P. ("Associates"). As an indirect, wholly owned subsidiary of the Company, Associates is included in the consolidated financial statements of the Company. This acquisition was financed in part by a new credit facility issued by PNC Bank to MicroNet, Inc.

The Company, through its wholly owned subsidiary, Lenfest International, Inc., is a partner in L-TCI Association (L-TCI). UA-France, Inc. ("UAF"), an indirect wholly owned subsidiary of TCI, is the only other partner. L-TCI was formed to acquire 29% of the issued and outstanding shares of stock in Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to smaller communities in France. The Company invested $4,860,000 to fund its pro-rata share of the L-TCI acquisition in 1993 and made an additional investment of $1,627,000 in 1994. L-TCI is obligated to make additional capital contributions pursuant to its stock subscription agreement. In 1995 and 1996, UAF did not fund its pro-rata share of the capital contributions. Pursuant to the L-TCI partnership agreement, the Company is contingently liable for the UAF share of L-TCI's commitment and invested an aggregate of $9,929,000 to fund the L-TCI contributions. The 1995 and 1996 investments increased the Company's ownership percentage of L-TCI to approximately 72%. L-TCI's commitment amounts to 49.8 million French francs in 1997, which as of the date of these statements, amounted to $8,750,000. The Company used the equity method to account for its investment in L-TCI in 1994. Effective 1995, the accounts of L-TCI are included in the Company's consolidated financial statements.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS - (continued)

The Company, through its subsidiary, StarNet Interactive Entertainment, Inc., is a fifty percent (50%) partner in StarNet/CEA II Partners ("Partners"). Partners was formed for the sole purpose of jointly holding a substantial equity interest in Box Worldwide ("Box"), a publicly traded Florida corporation that was formerly known as Video Jukebox Network, Inc. In 1994, Partners acquired an additional 1,957,033 shares of Box stock for $1,949,000. At December 31, 1996, Partners owned a total of 9,013,845 shares of Box common stock which represents direct ownership by Partners of approximately 37.6% of Box's outstanding shares of common stock. CEA Investors Partnership II, Ltd. ("Investors"), owns the remaining fifty percent (50%) of Partners and also controls irrevocable proxies in its favor on an additional 3,308,810 shares. Investors has agreed that it will vote the proxy shares in the same manner as Partners, thereby giving Partners and Investors voting control over approximately 51.3% of Box voting stock.

In connection with the above stock acquisitions, StarNet entered into consulting, management and service agreements. Under the management agreement, which expired December 31, 1994, StarNet was compensated in the amount of $250,000 plus cost incurred by StarNet in developing technology relating to a system for digital satellite distribution, headend storage and playback of discrete video segments. Under the service agreement, StarNet provided analog uplink service and satellite capacity to Box on Satcom C-4 for the delivery of Box's programming service known as "The Box" for a fee of $200,000 per month. Upon conversion of The Box from analog to digital transmission, which occurred in February 1995, the monthly charge was reduced to $110,000 per month, and further reduced to $73,500 in April 1995. The service agreement was terminated in April 1996. As permitted by the service agreement, Box elected to defer the first eleven months of payments by the issuance of convertible promissory notes totaling $2,200,000, such notes bearing interest at prime plus one percent (1%). On December 12, 1994, StarNet converted the convertible promissory notes and $154,000 of accrued interest into 1,833,555 shares of Box.

The Company's direct and indirect investment in Box via Partners and StarNet amount to approximately 45.2% of the outstanding stock of Box. The Company utilizes the equity method to account for its investments in Box.

NOTE 5 - INVENTORIES

The schedule of inventories at December 31, 1995 and 1996 are as follows:

                                               1995               1996
                                            ------------       ------------
                                                (Dollars in thousands)

Raw materials                               $     3,428        $     2,285
Finished goods and work-in process                1,504                472
                                            ------------       ------------

                                            $     4,932        $     2,757
                                            ============       ============

At December 31, 1995 and 1996, inventories have been written down to estimated net realizable value and the accompanying consolidated statements of operations for 1995 and 1996 include corresponding charges of $1,346,000 and $1,047,000, respectively, which have been included with direct costs - non-cable.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 6 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1995 and 1996 is as follows:

                                                                                                Estimated
                                                                                               Useful Lives
                                                        1995                 1996                in Years
                                                   --------------       --------------       -----------------
                             (Dollars in thousands)

Land                                               $       4,660        $       5,752               -
Building and improvements                                 13,574               15,147             10-39
Cable distribution systems                               458,520              601,073              5-12
Microwave equipment                                       30,717               34,413               7
Satellite communications and other
 equipment                                                 9,806               12,487               7
Office equipment, furniture
 and fixtures                                             16,457               21,580              4-7
Assets under capital leases                                5,132                9,767              5-15
                                                   --------------       --------------
                                                         538,866              700,219
Accumulated depreciation                                 327,086              311,190
                                                   --------------       --------------

                                                   $     211,780        $     389,029
                                                   ==============       ==============


NOTE 7 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P.

The Company, through several subsidiaries, owns non-controlling partnership interests in several general partnerships and corporations. Any subsidiary of the Company that is a general partner is, as such, liable, as a matter of partnership law, for all debts of such partnership. Investments and advances in affiliates accounted for under the equity method amounted to $49,072,000 and $41,333,000 at December 31, 1995 and 1996, respectively. Net losses recognized under the equity method for the years ended December 31, 1994, 1995 and 1996 were $7,940,000, $10,682,000 and $17,870,000, respectively. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loan and advances to these unconsolidated affiliates to the extent they exist.

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership in Garden State Cablevision L.P. (Garden State), a cable company now serving approximately 204,000 customers in southern New Jersey. Under a consulting agreement, the Company advises Garden State on various operational and financial matters for a consulting fee that was equal to 1.5% of Garden State's gross revenues. On January 10, 1995, in connection with the increase in ownership described in Note 4, the consulting fee was changed to 3% of gross revenues. Due to restrictions contained in Garden State's debt agreements, the payment of a portion of these fees had been deferred. In December 1996, the Company received a $50 million distribution from Garden State. The distribution received included $8.1 million of prior accrued management fees that had been deferred. Garden State also obtains its cable television programming from Satellite Services, Inc. through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the years ended December 31, 1994, 1995 and 1996, the total programming obtained through the Company was approximately $11,150,000, $11,985,000 and $13,659,000, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 7 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P.- (continued)

The Company accounts for its investment in Garden State under the equity method. Effective January 10, 1995, the Company is allocated a total of 50% of Garden State's losses. Previously, the Company was allocated 49.5% of losses. In addition, the Company is required to make up its partner capital deficits upon the termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivable, in excess of the investments in Garden State in the amount of $15,451,000 and $72,454,000 at December 31, 1995 and 1996, respectively.

Summarized audited financial information of Garden State, accounted for under the equity method, at December 31, 1995 and 1996, is as follows:


                                                                                    1995                  1996
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       3,259         $       4,858
Accounts receivable, net                                                               2,640                 2,683
Prepaid expenses                                                                       1,104                 1,033
Property and equipment, net                                                           72,485                75,920
Other deferred assets, net                                                           113,711                85,204
                                                                               --------------        --------------

                                                           TOTAL ASSETS        $     193,199         $     169,698
                                                                               ==============        ==============


Debt                                                                           $     245,000         $     333,000
Liabilities to the Company                                                             7,801                 3,246
Accounts payable and accrued expenses                                                 18,188                13,674
Customer prepayments and deposits                                                        971                   947
Other liabilities                                                                        964                 1,098
Partners' deficit                                                                    (79,725)             (182,267)
                                                                               --------------        --------------


                                          TOTAL LIABILITIES AND DEFICIT        $     193,199         $     169,698
                                                                               ==============        ==============



                                                                  1994                 1995                 1996
                                                             --------------       --------------       --------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $      91,288        $      91,771        $     100,756
Operating expenses                                                 (39,068)             (40,595)             (43,608)
Depreciation and amortization                                      (47,293)             (46,976)             (48,524)
                                                             --------------       --------------       --------------

                                     OPERATING INCOME                4,927                4,200                8,624

Interest expense                                                   (19,132)             (19,166)             (16,405)
Other expense                                                       (3,700)              (5,590)              (6,045)
                                                             --------------       --------------       --------------

                                             NET LOSS        $     (17,905)       $     (20,556)       $     (13,826)
                                                             ==============       ==============       ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 7 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)


                                                                  1994                 1995                 1996
                                                             --------------       --------------       --------------
                                                                           (Dollars in thousands)
Cash Flows

Cash flows from operating activities                         $      30,043        $      30,452        $      26,132
Cash flows from investing activities                               (15,369)             (14,794)             (22,759)
Cash flows from financing activities                               (15,279)             (17,009)              (1,774)
                                                             --------------       --------------       --------------

                          INCREASE (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS                 (605)              (1,351)               1,599

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               5,215                4,610                3,259
                                                             --------------       --------------       --------------

                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR        $       4,610        $       3,259        $       4,858
                                                             ==============       ==============       ==============


Summarized financial information of affiliates other than Garden State, accounted for under the equity method, at December 31, 1995 and 1996, is as follows:

                                                                                    1995                  1996
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $      10,206         $       5,972
Accounts receivable, net                                                              15,458                11,071
Prepaid expenses                                                                       1,425                13,071
Property and equipment, net                                                           67,061               172,864
Due from related party (not the Company)                                                  15                   533
Deferred tax asset                                                                     2,122                 8,730
Other assets, net                                                                     14,898                44,806
                                                                               --------------        --------------
                                                           TOTAL ASSETS        $     111,185         $     257,047
                                                                               ==============        ==============

Liabilities to the Company                                                     $       2,514         $       2,375
Accounts payable and accrued expenses                                                 17,339                47,202
Debt                                                                                  31,193               135,086
Deferred tax liability                                                                 9,716                11,943
Payable to related party (not the Company)                                            66,194                67,136
Other liabilities                                                                      3,606                 9,195
Deficit                                                                              (19,377)              (15,890)
                                                                               --------------        --------------
                                                      TOTAL LIABILITIES
                                                            AND DEFICIT        $     111,185         $     257,047
                                                                               ==============        ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 7 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

                                                                  1994                 1995                 1996
                                                            ---------------      ---------------      ---------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $      99,256        $     124,171        $     125,534
Operating expenses                                                 (68,382)             (84,615)             (96,909)
Depreciation and amortization                                      (12,122)             (15,876)             (25,755)
                                                             --------------       --------------       --------------

                                     OPERATING INCOME               18,752               23,680                2,870

Interest expense                                                    (7,748)              (8,988)             (16,964)
Other income (expense)                                              (2,064)              (2,548)               1,054
                                                             --------------       --------------       --------------

                                           NET INCOME        $       8,940        $      12,144        $     (13,040)
                                                             ==============       ==============       ==============

Cash Flows

Cash flows from operating activities                         $      16,384        $      18,146        $       6,070
Cash flows from investing activities                               (14,213)             (24,598)             (57,436)
Cash flows from financing activities                                (1,448)               4,289               46,450
                                                             --------------       --------------       --------------

                           NET INCREASE (DECREASE) IN
                            CASH AND CASH EQUIVALENTS        $         723        $      (2,163)       $      (4,916)
                                                             ==============       ==============       ==============

The following table reflects the carrying value of the Company's investments, other than Garden State, accounted for under the equity method, including related receivables, as of December 31, 1995 and 1996:

                                                                                     1995                   1996
                                                                                ---------------       ---------------
                                                                                    (Dollars in thousands)
Financial Position

Susquehanna Cable Co. Subsidiaries ("SCC Subs")(Note 8)                         $      11,889          $      10,880
Box Worldwide ("Box") (Note 4)                                                          6,832                  4,161
Raystay Co. ("Raystay") (Note 4)                                                        8,556                  6,981
Videopole (Note 4)                                                                     13,663                  9,015
Bay Cable Advertising ("BCA")                                                           4,058                      -
MetroNet Communications and GlobeNet ("MetroNet")                                       2,149                  1,674
Hyperion Telecommunications of Harrisburg ("Hyperion")                                      -                  1,043
Sneak Prevue, L.L.C. ("Sneak Prevue") (Note 4)                                              -                  3,091
Clearview Partners ("Clearview") (Note 4)                                                   -                  1,825
Cable Adcom ("Adcom")                                                                     786                  1,481
Others                                                                                  1,139                  1,182
                                                                                --------------         --------------

                                                                                $      49,072          $      41,333
                                                                                ==============         ==============



LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 7 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)


CAH, Inc., a subsidiary of the Company, owned a 41.67% general partnership interest in Bay Area Interconnect d/b/a Bay Cable Advertising ("BCA"), a cable advertising interconnect serving the San Francisco, California, Area of Dominant Influence ("ADI") (See Note 4). Lenfest York, Inc., a subsidiary of the Company, owns a 30% equity interest in five subsidiaries of Susquehanna Cable Co. ("SCC Subs"). Suburban Cable TV Co. Inc., a wholly owned subsidiary of the Company, owns a 50% general partnership interest in Cable Adcom. Cable Adcom is a cable advertising interconnect that serves the Harrisburg, Pennsylvania, ADI. The Company's indirect, wholly owned subsidiary, LenNet, Inc., owns a 50% general partnership interest in MetroNet Communications, a company that provides microwave transmissions of voice and data between two points of presence for its customers located throughout the United States and a 50% general partnership interest in GlobeNet, a company that provides international call back telephone service for its customers located in foreign countries. The Company's wholly owned subsidiary, Lenfest Telephony, Inc., owns a 50% partnership interest in Hyperion Telecommunications of Harrisburg. StarNet, Inc., a subsidiary of the Company, owns a 28% equity interest in Sneak Prevue, L.L.C. Lenfest Clearview, Inc., a subsidiary of the Company, owns a 30% general partnership interest in Clearview Partners.

The following table reflects the Company's share of earnings or losses of Garden State and each of the aforementioned affiliates:

                                     1994                 1995                 1996
                               ---------------      ---------------      ---------------
                                             (Dollars in thousands)
Results of Operations

Garden State                    $      (7,476)       $      (8,527)       $      (5,068)
SCC Subs                               (1,150)              (1,263)              (1,010)
Box                                      (654)                 132               (2,671)
Raystay                                   132                 (886)              (1,575)
Videopole                              (1,518)              (2,644)              (7,408)
BCA                                     2,143                1,711                   50
MetroNet                                  213                  190                  (92)
Hyperion                                    -                    -                 (734)
Sneak Prevue                                -                    -                 (326)
Clearview                                   -                    -                 (100)
Adcom                                     400                  530                1,070
Other                                     (30)                  75                   (6)
                                --------------       --------------       -------------

                                $      (7,940)       $     (10,682)       $     (17,870)
                                ==============       ==============       ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - OTHER INVESTMENTS

Other investments, accounted for under the cost method, are summarized as follows:


                                              1995                  1996
                                        ---------------        ---------------
                                             (Dollars in thousands)


Susquehanna Cable Co., Inc. (a)          $      10,359         $      10,359
Other                                               51                    51
                                         --------------        --------------

                                         $      10,410         $      10,410
                                         ==============        ==============


(a) The Company has 14.9% ownership of the voting stock of Susquehanna Cable Co. Inc. and accounts for this investment under the cost method. Susquehanna is an indirect subsidiary of Susquehanna Pfaltzgraff Co. and is the parent company of five cable operating subsidiaries, of which the Company has a direct ownership interest of the voting stock of 17.75%. The Company's investment in these subsidiaries are accounted for under the equity method because the Company's direct and indirect ownership interests in these subsidiaries approximate thirty percent (30%).


NOTE 9 - GOODWILL

The excess of the purchase price paid over the acquired net assets has been allocated to goodwill. Accumulated amortization at December 31, 1995 and 1996, was $22,390,000 and $26,232,000, respectively.

NOTE 10 - DEFERRED FRANCHISE COSTS AND OTHER INTANGIBLE ASSETS

A schedule of deferred franchise costs and other intangible assets and accumulated amortization at December 31, 1995 and 1996, is as follows:

                                                                                   Accumulated
                                                                   Amount          Amortization            Net
                                                                -------------    -----------------    --------------
                                                                          (Dollars in thousands)
December 31, 1995

Deferred franchise costs                                       $     260,321      $     126,796      $     133,525
                                                               ==============     ==============     ==============

Debt acquisition costs                                         $       8,104      $       2,368      $       5,736
Covenants not to compete                                              12,646              4,409              8,237
Other deferred assets                                                  9,970              3,424              6,546
                                                               --------------     --------------     --------------

                                                               $      30,720      $      10,201      $      20,519
                                                               ==============     ==============     ==============

December 31, 1996

Deferred franchise costs                                       $     639,131      $     144,563      $     494,568
                                                               ==============     ==============     ==============

Debt acquisition costs                                         $      12,793      $       3,229      $       9,564
Covenants not to compete                                              12,500              5,867              6,633
Other deferred assets                                                 13,403              3,524              9,879
                                                               --------------     --------------     --------------

                                                               $      38,696      $      12,620      $      26,076
                                                               ==============     ==============     ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 11 - MARKETABLE SECURITIES

In 1994, the Company changed its method of accounting for marketable securities to conform to the requirements of Financial Accounting Standards Board Statement
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS 115 changed the Company's method of accounting for certain investments from the lower of cost or market to fair market value. Under this method, certain investments in debt and equity securities are carried at their fair market value. Any unrealized appreciation or depreciation is presented as a separate component of stockholders' equity (deficit), net of deferred taxes. The new method of accounting decreased stockholders' deficit as of January 1, 1994, by $8,440,000. Prior to 1994, the Company valued its marketable securities on the lower of cost or market method.

The Company's investment in the securities of Australis Media Limited consists of 77,982,000 shares of voting stock, 269,427,000 non-voting convertible debentures and a $71,339,000 senior subordinated discount note due May 15, 2003. The debentures are classified as equity securities by Australis and the debentures are unsecured non-voting securities that have interest entitlements equivalent in both timing and amount to the dividend entitlements attaching to common stock and will be subordinated to all creditors other than common stock shareholders upon any liquidation or winding up. The convertible debentures will not be redeemable for cash but will be convertible into ordinary shares on a one-for-one basis providing that certain conditions are met. The debentures are convertible once they have been transferred from the initial subscriber.

The aggregate cost and market values of the securities at December 31, 1995 and 1996 are as follows:


                                                                                      Gross
                                                                 Aggregate          Unrealized            Fair
                                                                   Cost            Gain (Loss)            Value
                                                               --------------    -----------------    --------------
                                                                          (Dollars in thousands)
December 31, 1995

Australis Media Limited convertible debentures                $      85,534      $      68,817       $     154,351
Australis Media Limited common stock                                  5,438              3,967               9,405
Other marketable equity securities                                    4,809              1,016               5,825
                                                              --------------     --------------      --------------

                                                              $      95,781      $      73,800       $     169,581
                                                              ==============     ==============      ==============
December 31, 1996

Australis Media Limited convertible debentures                 $      10,885      $      (2,505)     $       8,380
Australis Media Limited common stock                                  33,687             (7,952)            25,735
Australis Media Limited discount notes                                41,026                  -             41,026
Other marketable equity securities                                     3,781                908              4,689
                                                               --------------     --------------     --------------

                                                               $      89,379      $      (9,549)     $      79,830
                                                               ==============     ==============     ==============

In December 1993, the Company acquired 11,000,000 shares of the voting stock and 173,000,000 non-voting debentures of Australis Media Limited ("Australis") for $90,972,000. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24.0 million. Due to uncertainty regarding the long-term financing of Australis, the Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $66.9 million, as of June 30, 1996, resulting from a write-down of the Australis investment from cost in the accompanying consolidated statement of operations. The write-down established a new cost basis in the Australis investment.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 11 - MARKETABLE SECURITIES - (continued)

On October 31, 1996, the Company purchased senior subordinated discount notes of Australis Media Limited, with a face value of $71,339,000, and 71,339 warrants for $40 million. The discount notes will mature on May 15, 2003, and cash interest will not accrue on notes prior to May 15, 2000. Commencing November 15, 2000, cash interest on the notes will be payable on May 15, and November 15 each year at a rate of 14% per annum. Each warrant entitles the Company to purchase
57.721 ordinary shares at A$.20 per share. In connection with the long-term financing, the Company purchased 43,482,000 shares of voting stock and 49,188,779 non-voting debentures for $40 million. At the time of the transaction, these securities had a fair value of $13,568,000, and the Company recognized a loss of $26.4 million in the accompanying statement of operations.

On December 23, 1996, the Company received 18,000,000 shares of voting stock and 52,238,547 non-voting debentures of Australis in connection with the termination of a technical services agreement with Australis and also received 500,000 shares of voting stock for late repayment of a loan to the Company by Australis. The securities were recorded at the fair value when received, which was $7.0 million and the income recognized has been offset against the recognized losses on the decline in market value. On December 23, 1996, the Company converted 5,000,000 non-voting debentures of Australis into 5,000,000 shares of voting stock.

All of the Company's securities are considered to be available for sale. Net realized gains (losses) from the sale of marketable securities, in the amount of $(209,000), $13,517,000 and $342,000 are included in other income (expense) in 1994, 1995 and 1996, respectively. The 1995 net realized gains includes a net gain of approximately $13,100,0000 from the sale of its QVC, Inc. stock holdings. The specific identification method is used to determine the cost of each security at the time of sale.

NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 1995 and 1996:

                                                                                         1995                 1996
                                                                                   ---------------      ---------------
                                                                                       (Dollars in thousands)

8 3/8% senior notes due November 1, 2005 (a)                                        $     684,691        $     685,970
10 1/2% senior subordinated notes due June 15, 2006 (b)                                         -              293,105
Bank credit facility (c)                                                                        -              230,000
11.30% senior promissory notes due September 1, 2000 (d)                                   75,000               60,000
11.84% senior promissory notes due May 15, 1998 (e)                                        31,500               21,000
9.93% senior promissory notes due September 30, 2001 (f)                                   14,250               13,125
Notes payable to bank due September 30, 2001 (g)                                            7,000                7,000
                                                                                    --------------       --------------

                                                                  Notes payable     $     812,441        $   1,310,200
                                                                                    ==============       ==============

(a) These notes, which are stated net of an unamortized discount of $14,030,000 at December 31, 1996, were issued through a public offering in November 1995. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds were used to provide funds for the early extinguishment of debt, to pay off notes payable to banks, and to provide funding for the exchange of assets with TCI (Note 4) and to provide partial funding for the cable television systems acquired from Sammons Communications, Inc. (Note 4).

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 12 - NOTES PAYABLE - (continued)

(b) These notes, which are stated net of an unamortized discount of $6,895,000 at December 31, 1996, were issued through a private placement in June 1996 and were later registered for a public offering in September 1996. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The net proceeds were used, together with $150 million from initial borrowings under the term loan portion of the new bank credit facility described in
      (c) to prepay all amounts outstanding under the Company's old bank credit facility. The Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with the old bank credit facility. These charges increased net loss by $2,484,000, net of income tax benefit of $1,337,000.

(c) On June 27, 1996, the Company entered into a bank credit facility consisting of a $150 million term loan and a $300 million revolving credit facility. Principal payments under the term loan facility and commitment reductions under the revolving loan facility will commence on March 31, 1999, with quarterly reductions thereafter until the termination of the facility on September 30, 2003. Loans outstanding under the facility bear interest, at the Company's option, at either (i) the Base Rate plus an applicable margin ranging from 0% to 1 3/8% or (ii) LIBOR plus an applicable margin ranging from 3/4% to 2 3/8%, in each case based upon certain levels of leverage ratios. The effective interest rate at December 31, 1996 was 7.75%.

(d) These notes are payable to a group consisting of several insurance companies. The notes are payable in annual installments, with the final payment due September 1, 2000. In connection with the offering described in (a), the Company and the holders have agreed to amend the terms thereof, which included increasing the interest rate from 10.15% to 11.30% per annum. Interest is payable quarterly.

(e) These notes are payable to an insurance company and to its assignees. The notes are payable in annual installments, with the final payment due May 15, 1998. In connection with the offering described in (a), the Company and the holders have agreed to amend the terms thereof, which included increasing the interest rate from 10.69% to 11.84% per annum. Interest is payable quarterly.

(f) This consists of a note payable to an insurance company. The note is payable in annual installments, with the final payment due September 30, 2001. Interest is at the fixed rate of 9.93% per annum, payable semi-annually. Additional notes payable to a group consisting of several insurance companies were redeemed in connection with the offering described in (a). The Company incurred extraordinary charges associated with the early extinguishment of these notes. These charges increased the net loss by $6,739,000, net of income tax benefit of $3,629,000 in 1995.

       The above debt agreements place certain financial restrictions on the Company and its restricted subsidiaries which, among others, require meeting certain ratios relating to interest coverage and debt coverage.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 12 - NOTES PAYABLE - (continued)


(g) These notes are payable by the Company's subsidiary, MicroNet, Inc., to PNC Bank, pursuant to a credit agreement dated January 3, 1995, and amended as of October 16, 1996. The agreement provides for a revolving loan not to exceed $9,500,000 through October 1, 1998, at which time the outstanding balance converted to a term loan payable in quarterly installments with the initial payment due October 1, 1998, and maturing on September 30, 2001. The loan is secured by the real and personal property of MicroNet. The loan bears interest at MicroNet's option at either the bank's base prime rate plus 1/2% - 3/4% ("Prime Based Rate") or LIBOR plus 1 1/2% - 1 3/4% ("LIBOR Based Rate"). Interest is payable monthly with respect to a portion of the loan bearing interest at the Prime Based Rate, and on the last date of each LIBOR maturity period with respect to portions of the loan bearing interest at the LIBOR Based Rate, not to exceed three months. The loan requires mandatory principal prepayments when certain cash flow targets have been met. The effective interest rate at December 31, 1996, was 7.156%

Maturities of notes payable, excluding the unamortized discount of $20,925,000 are as follows:

                                               (Dollars in thousands)
         Year Ending December 31,
         ------------------------
                   1997                               $       27,000
                   1998                                       27,800
                   1999                                       45,725
                   2000                                       46,875
                   2001                                       39,975
                Thereafter                                 1,143,750
                                                      ---------------

                                                      $    1,331,125
                                                      ===============

The Company has entered into interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1996, the Company had outstanding an interest rate cap agreement with a commercial bank, having a notional principal amount of $25,000,000. This agreement effectively changes the Company's interest rate exposure on $25,000,000 of its floating rate debt to a maximum LIBOR rate of eight percent (8%) plus an applicable level of borrowing margin. The interest rate cap agreement terminated on February 28, 1997. The Company had two additional interest rate cap agreements with commercial banks, having notional principal amounts of $50,000,000 and $25,000,000, that terminated on July 18, 1996 and November 8, 1996, respectively.

The Company has also entered into interest rate swap agreements. At December 31, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank, having notional principal amounts of $100,000,000 each. These agreements effectively change the Company's interest rate on $200,000,000 of its fixed rate debt to a floating rate based on LIBOR. These interest rates swap agreements terminate on June 15, 2006. In January 1997, the Company entered into two interest rate swap agreements with commercial banks, having notional principal amounts of $50,000,000 each. These agreements terminate on November 1, 2005 and June 15, 2006, respectively.

The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate cap agreement. However, the Company does not anticipate nonperformance by the counterparty.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 13 - LEASES

Subsidiaries of the Company have entered into four leases for office and warehouse space from H.F. Lenfest, a principal stockholder of the Company, and his wife. The leases are classified as capital leases. At December 31, 1996, three of the leases provide for an aggregate minimum monthly payment of $49,000. On each anniversary date of these three leases, the monthly payment will increase by a minimum of 6%. At December 31, 1996, the minimum monthly payment of the fourth lease is $24,000. On each anniversary date of the fourth lease, the minimum monthly payment will increase by $957. For the year ended December 31, 1994, interest expense in the amount of $19,000 in excess of the minimum monthly payments has been accrued and added to obligations under capital leases.

The Company has entered into various capital lease agreements. The agreements are for the financing of equipment. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities.


Future minimum lease payments under all capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:


                                                                     Capital              Capital
                                                                     Leases -            Leases -
                                                                    Principal            Unrelated           Operating
                                                                   Stockholder            Parties              Leases
                                                                 -----------------    ----------------     ---------------
                                                                             (Dollars in thousands)
                  Year Ending December 31,
                            1997                                  $         890        $       1,495        $       6,802
                            1998                                            938                1,292                6,655
                            1999                                            988                1,267                5,006
                            2000                                          1,040                  614                4,178
                            2001                                          1,095                  364                3,002
                         Thereafter                                       4,582                    -                  732
                                                                  --------------       --------------       --------------

TOTAL MINIMUM LEASE PAYMENTS                                              9,533                5,032        $      26,375
                                                                                                            ==============

LESS AMOUNT REPRESENTING
 INTEREST                                                                 4,347                  555
                                                                  --------------       --------------

PRESENT VALUE OF MINIMUM
 LEASE PAYMENTS                                                   $       5,186        $       4,477
                                                                  ==============       ==============


Property and equipment under capitalized leases at December 31, 1995 and 1996, are summarized as follows:
                                                                         1995               1996
                                                                   ---------------     ---------------
                                                                       (Dollars in thousands)
Buildings - related party                                           $       5,132       $       5,132
Equipment                                                                       -               4,635
                                                                    --------------      --------------
                                                                            5,132               9,767
Accumulated depreciation                                                    1,849               2,406
                                                                    --------------      --------------

                                                                    $       3,283       $       7,361
                                                                    ==============      ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 13 - LEASES - (continued)

Rental expense for all operating leases, principally office and warehouse facilities, pole rent and satellite transponders, amounted to $7,691,000, $7,986,000 and $9,613,000 for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, the Company made total payments to a principal stockholder for buildings under capitalized leases of $759,000, $801,000 and $845,000 in 1994, 1995 and 1996, respectively.

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1997.

On September 20, 1991, the Company entered into a six-year satellite service agreement with GE American Communications, Inc. requiring monthly payments of $162,500 to lease a transponder on the Satcom C-4 communications satellite. The lease payments commenced on March 31, 1993. The Company has an option to renew the satellite service agreement for a term of six (6) years at $170,000 per month.

On April 8, 1996, the Company entered into a five year agreement with GE American Communications, Inc. requiring monthly payments of $190,000 to lease a transponder on the GE-1 communications satellite.

NOTE 14 - RESEARCH AND DEVELOPMENT

The Company, through its subsidiaries CAM Systems, Inc., StarNet Development, Inc. and StarNet, Inc., incurred research and development costs of $2,095,000, $1,037,000 and $2,427,000 for the years ended December 31, 1994,1995 and 1996, respectively, in connection with the development of new equipment and computer software. These costs have been included with direct costs - non-cable on the accompanying consolidated statements of operations.

NOTE 15 - EMPLOYEE HEALTH BENEFIT PLAN

On February 1, 1984, the Company established the Lenfest Group Employee Health Benefit Plan (a trust), which provides health insurance for the employees of most of its subsidiaries and affiliates. This trust is organized under Internal Revenue Code Section 501(c)(9) - Voluntary Employees Beneficiary Association
(VEBA). Benefits are prefunded by contributions from each participating subsidiary. Insurance expense is recognized as benefits are incurred. The Company does not provide post retirement benefits to its employees. Therefore, Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other than Pensions, does not have an impact on the Company's financial statements.

NOTE 16 - 401(k) PLAN

The Company provides a 401(k) profit sharing plan. The Company matches the entire amount contributed by a participating, eligible employee up to five percent (5%) of salary. For the years ended December 31, 1994, 1995 and 1996, the Company matched contributions of $725,000, $877,000 and $1,054,000, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 17 - CORPORATE INCOME TAXES

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

The provisions for income tax benefit (expense) consists of the following components:

                                                                  1994                 1995                 1996
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)
Current
  Federal                                                    $           -        $           -        $        (211)
  State                                                                (40)                   -                 (686)
                                                             --------------       --------------       --------------
                                                                       (40)                   -                 (897)
Deferred
  Federal                                                            4,553                1,327                3,581
  State                                                               (217)               3,088                  775
  Benefit of operating loss carryforward                             5,700                6,583               10,352
  (Increase) decrease in valuation allowance                          (267)                  97                  130
                                                             --------------       --------------       --------------
                                                                     9,769               11,095               14,838
                                                             --------------       --------------       --------------

                                                             $       9,729        $      11,095        $      13,941
                                                             ==============       ==============       ==============

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             Federal                               State
                                                  -------------------------------      ------------------------------
                                                      1995              1996               1995              1996
                                                  -------------    --------------      -------------    -------------
                                                                     (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                  $       335      $       651        $         95      $       192
  Deferred start-up costs                                  308              187                   -                -
  Net operating loss carryforward                       69,086           79,440                   -                -
  Investments in affiliates, principally
   due to differences in taxable income                      -            2,704                   -                -
  Investments and other tax credits                      1,849            1,719                 249              249
                                                   ------------     ------------       -------------     ------------
                      Gross Deferred Tax Asset          71,578           84,701                 344              441



LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 17 - CORPORATE INCOME TAXES - (continued)


                                                             Federal                               State
                                                  -------------------------------      ------------------------------
                                                      1995              1996               1995              1996
                                                  -------------    --------------      -------------    -------------
                                                                     (Dollars in thousands)
Deferred Tax Liabilities:
  Property and equipment, principally
   due to differences in depreciation                  (12,724)         (14,412)             (4,002)          (4,351)
  Investments in affiliates, principally
   due to differences in taxable income                 (2,317)               -              (1,432)            (881)
  Property and equipment and intangible
   assets arising from purchase
   accounting adjustments                              (15,452)         (13,934)             (4,850)          (4,374)
  Unrealized gain on marketable
   securities                                          (25,830)            (317)                  -                -
                                                   ------------     ------------       -------------     ------------
                  Gross Deferred Tax Liability         (56,323)         (28,663)            (10,284)          (9,606)
                                                   ------------     ------------       -------------     ------------

  Net deferred tax asset (liability)
   before valuation allowance                           15,255           56,038              (9,940)          (9,165)
  Valuation allowance                                     (548)            (418)                  -                -
                                                   ------------     ------------       -------------     ------------

            Net Deferred Tax Asset (Liability)     $    14,707      $    55,620        $     (9,940)     $    (9,165)
                                                   ============     ============       =============     ============


The difference between the net income tax benefit (expense) and the amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes is as follows:


                                                                  1994                 1995                 1996
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)
Federal income tax benefit at statutory rates                $      10,020        $       7,907        $      49,777
Nondeductible amortization of goodwill and
  other intangibles                                                   (949)                (949)                (949)
Nondeductible loss on marketable securities                              -                    -              (30,240)
Net operating losses applied towards
  prior years audit adjustments                                          -                    -               (6,306)
Provision for state income taxes, net of
  Federal income tax benefit                                          (167)               2,007                   58
Other                                                                  825                2,130                1,601
                                                             --------------       --------------       --------------

                                                             $       9,729        $      11,095        $      13,941
                                                             ==============       ==============       ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 17 - CORPORATE INCOME TAXES - (continued)

The Company has a net operating loss carryforward of approximately $227,000,000 on a tax reporting basis. The carryforward will begin to expire in 2001, if not utilized. The Company has available an alternative minimum tax credit of $430,000 for indefinite carryover to subsequent years. The Company also has available unused general business tax credits, after reduction required under the Tax Reform Act of 1986, of approximately $1,289,000 for carryover to subsequent years. The general business tax credits expire as follows:

                            Year Ending December 31,
                            -------------------------
                                      1997               $       166,000
                                      1998                       252,000
                                      1999                       361,000
                                      2000                       485,000
                                      2001                         5,000
                                    2002-2006                     20,000
                                                         ----------------

                                                         $     1,289,000
                                                         ================


NOTE 18 - OTHER INCOME (EXPENSE)

The schedules of other income (expense) for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                                         Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                1994                1995               1996
                                                                           --------------      --------------     --------------
                                                                                          (Dollars in thousands)
(Loss) on disposal of assets upon rebuild of
 cable systems                                                             $      (2,245)      $        (282)     $        (846)
Gain on sales of property and equipment                                              371                 143                326
Gain (loss) on sales of marketable securities                                       (209)             13,517                342
Gain on disposition of partnership interest (See Note 3)                               -                   -              7,210
Interest and dividend income                                                       1,244               2,086              4,751
Minority interest in net loss of South Jersey Cablevision                            581                 212                  -
Minority interest in net loss of L-TCI Associates                                      -               1,135              2,492
Litigation settlements                                                              (250)             (1,900)                 -
Ad Valorem tax reassessment                                                        1,656                   -                  -
Miscellaneous income (expense)                                                      (225)                 77               (343)
                                                                           --------------      --------------     --------------

                                                                           $         923       $      14,988      $      13,932
                                                                           ==============      ==============     ==============


In December 1995, the Company's subsidiary, LenComm, Inc. d/b/a Bay Cablevision, paid a contractor $1,550,000 under a binding arbitration award in connection with a breach of contract action.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 18 - OTHER INCOME (EXPENSE) - (continued)

In October 1995, the Company's subsidiary, Lenfest West, Inc. d/b/a Cable Oakland, under an order by the Superior Court of the State of California, County of Alameda, paid $350,000 into a settlement fund in settlement of a class action which alleged that the charges imposed by Cable Oakland for delinquent payments from subscribers were illegally high. Approximately $207,000 of the settlement was distributed to local non-profit and municipal entities. The remaining balance was used to defray plaintiffs' attorney fees and other costs.

The Company, through its subsidiary, LenComm, Inc. was reassessed for prior years' ad valorem taxes, namely, California Business Personal Property and Possessory Interest taxes. The Company contested the reassessment and, in 1994, received a reduction in the amount of $1,656,000.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

H.F. Lenfest, on behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses and with the provision of one or more letters of credit, which letters of credit may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guarantees with regard to providing letters of credit in the aggregate amount of $33.5 million. If the Company provides such letters of credit, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued by the Company with respect to the guarantees. Effective March 6, 1997, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. In addition, in February 1996, Mr. Lenfest provided his personal guaranty of an approximately $18.7 million loan to Lenfest Australia, Inc. by two commercial banks. The guaranty was terminated and the $18.7 million loan was repaid in October 1996 with the funds received from Australis.


On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $568 million as of December 31, 1996). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 19 - COMMITMENTS AND CONTINGENCIES - (continued)

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company is obligated to purchase additional shares of Videopole stock at a total of 49.8 million French francs (approximately $8,750,000) in 1997. The Company's future commitment in dollars is subject to changes in the exchange rate.

The Company's operating cable television subsidiaries hold various franchises and, in connection therewith, are obligated to pay franchise fees based on certain gross revenues. For the years ended December 31, 1994 and 1995, franchise fees in the amount of $8,453,000 and $9,166,000, respectively were paid. For the year ended December 31, 1996, franchise fees in the amount of $10,824,000 will be paid.

NOTE 20 - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement whereby Satellite Services, Inc., an affiliate of TCI, provides certain cable television programming to the Company and its unconsolidated cable television affiliates. This agreement provides the Company and its unconsolidated cable television affiliates with programming services at a rate which is not more than the Company could obtain independently. For the years ended December 31, 1994, 1995 and 1996, the Company recorded programming expenses of $33,782,000, $37,685,000 and $57,344,000, respectively, under this agreement.

The Company, through its subsidiaries, StarNet and SDI, generates revenue from cross channel tune-in promotional services for cable television and equipment sales to affiliates of TCI. For the years ended December 31, 1994, 1995 and 1996, the Company has generated revenues of $1,525,000, $3,900,000 and $4,789,000, respectively, from affiliates of TCI.

Cable AdNet Partners, an affiliate of TCI, paid Suburban approximately $1,500,000 and $2,637,000 for the years ended December 31, 1994 and 1995, respectively, for Suburban's share of advertising revenue under certain advertising agreements. In 1996, Radius purchased the Philadelphia area assets of Cable AdNet for approximately $1,100,000. (See Note 4).

The Company paid TelVue Corporation, an affiliate of Mr. Lenfest, $174,000, $190,000 and $325,000 for the years ended December 31, 1994, 1995 and 1996, respectively, for pay-per-view order placement services.

During 1996, the Company loaned a total of $41,139,000 to Australis. All loans were repaid with interest.

In January 1995, H.F. Lenfest advanced $10,000,000 to the Company in connection with the investment by the Company's subsidiary, Lenfest Jersey, Inc., in Garden State Cablevision, L.P. The advance was repaid on April 20, 1995.

In January 1995, the Company advanced $19,240,000 to Australis. The funds were used to prepay license fees to U.S. movie studios in connection with and under certain contracts to supply movies to Australis. The loan bore interest at a rate equal to the rate charged to the Company its related borrowing under its bank credit facility dated June 24, 1994. The loan was repaid on April 20, 1995.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 20 - RELATED PARTY TRANSACTIONS - (continued)

In 1994, the Company sold the assets of one of its subsidiaries, Stockdale Productions, Inc., to TCI for $225,000.

Subsidiaries of the Company have entered into various leasing arrangements with a principal stockholder for office and warehouse facilities. (See Note 13).

NOTE 21 - SEGMENT INFORMATION

The Company operates primarily in the cable television industry. Certain subsidiaries of the Company operate in other industries which provide microwave transmission and promotional, cable advertising traffic and billing services.

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)
Year Ended December 31, 1994

Revenues                                                $     212,800          $      23,395         $     236,195
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      34,843          $      (8,705)        $      26,138
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      70,867          $       4,651         $      75,518
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $      42,162          $       6,363         $      48,525
                                                        ==============         ==============        ==============

Identifiable assets                                     $     440,640          $     224,706         $     665,346
                                                        ==============         ==============        ==============

Year Ended December 31, 1995

Revenues                                                $     232,155          $      34,094         $     266,249
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      44,199          $      (9,557)        $      34,642
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      71,054          $       6,646         $      77,700
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $      47,658          $      16,420         $      64,078
                                                        ==============         ==============        ==============

Identifiable assets                                     $     576,855          $     274,893         $     851,748
                                                        ==============         ==============        ==============



LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 21 - SEGMENT INFORMATION - (continued)

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)


Year Ended December 31, 1996

Revenues                                                $     354,561          $      42,757         $     397,318
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      70,135          $     (14,100)        $      56,035
                                                        ==============         ==============        ==============

Depreciation and amortization                           $     107,115          $       8,266         $     115,381
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $     655,735          $      14,553         $     670,288
                                                        ==============         ==============        ==============

Identifiable assets                                     $   1,026,116          $     204,901         $   1,231,017
                                                        ==============         ==============        ==============


NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is presented in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Deposits on Converters

The carrying amount approximates fair market value because of the short maturity of those instruments

Marketable Securities

The fair market values of securities are estimated based on quoted market prices for those investments.

Other Investments

The Company's investment in Susquehanna Cable Co., Inc. is carried at cost. (See
Note 8). There are no quoted market prices for Susquehanna, which is a holding company that has majority ownership in cable operating subsidiaries in which the Company also has ownership interests. The Company uses the equity method to account for its ownership in the subsidiaries. (See Note 7). Because of its relationship with subsidiaries, the Company does not believe that it is practicable to estimate fair market value for its investment in Susquehanna.

Long-term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on current rates at which the Company could borrow funds with similar remaining maturities.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (continued)

Interest Rate Swap and Cap Agreements

The fair values of the interest rate swap and cap agreements are estimated based on mark-to market values.

The estimated fair values of the Company's financial instruments as of December 31, 1996 are as follows:


                                                      Carrying               Fair
                                                       Amount               Value
                                                  -----------------    -----------------
                                                      (Dollars in thousands)

Balance Sheet Financial Instruments

Cash and cash equivalents                          $        20,633      $        20,633
Marketable securities                                       79,830               79,830
Long-term debt                                          (1,310,200)          (1,324,125)
Deposits on converters                                      (4,663)              (4,663)

Off Balance Sheet Financial Instruments

Interest rate swaps                                $             -      $         3,147
Interest rate cap                                                -                  -


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NOTE 23 - REGULATORY MATTERS

The Federal Communications Commission ("FCC") has adopted regulations under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to subscribers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's basic service, equipment and installation rates under the jurisdiction of local franchising authorities and its tier service rates under the jurisdiction of the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and tier service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 23 - REGULATORY MATTERS - (continued)

The Company believes that it has complied in all material respects with the provision of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a cable system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of the complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the Refund Order issued by the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems rates are successfully challenged by franchising authorities is not considered to be material.

NOTE 24 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December
31:

                                                                         1995               1996
                                                                   ---------------     ---------------
                                                                       (Dollars in thousands)
Accounts payable - unrelated parties                                $      10,403       $       9,586
Accounts payable - affiliate                                                7,205              12,855
Accrued copyright fees                                                        685               1,460
Accrued franchise fees                                                      5,301               7,011
Accrued interest                                                           11,371              14,002
Accrued payroll and fringe benefits                                           934               1,746
Accrued sales taxes                                                           273                 546
Accrued other                                                               4,959               6,026
                                                                    --------------      --------------

                                                                    $      41,131       $      53,232
                                                                    ==============      ==============


NOTE 25 - SUBSEQUENT EVENTS

On January 10, 1997, the Company acquired a cable television system from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc. for approximately $84,500,000, subject to certain adjustments. The system, which is located in Turnersville, New Jersey, passes approximately 47,000 homes and serves approximately 36,900 basic customers. For financial reporting purposes, the Company will account for the acquisition of these assets under the purchase method.

On January 6, 1997, the Company invested an additional 34.2 million French Francs (approximately $6,600,000) in Videopole.

In January 1997, the Company entered into two interest rate swap agreements with commercial banks, having notional principal amounts of $50,000,000 each. These agreements terminate on November 1, 2005 and June 15, 2006, respectively.

Effective March 6, 1997, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation of Australis. (See Note
19).

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Garden State Cablevision L.P.:

We have audited the accompanying balance sheets of Garden State Cablevision L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden State Cablevision L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP




Philadelphia, Pa.,
    January 31, 1997

                          GARDEN STATE CABLEVISION L.P.
                          -----------------------------


                                 BALANCE SHEETS
                                 --------------

                             (Amounts in thousands)

                                                                                    December 31,
                                                                          -----------------------------
                                ASSETS                                         1995               1996
                                ------                                         ----               ----
CURRENT ASSETS
     Cash and cash equivalents                                            $    3,259          $   4,858
     Accounts receivable, less allowance for doubtful
         accounts of $609 and $682                                             2,640              2,683
     Other current assets                                                      1,104                916
                                                                          ----------          ---------
                Total current assets                                           7,003              8,457
PREPAID INTEREST                                                                  --                117

PROPERTY, PLANT AND EQUIPMENT, net                                            72,485             75,920

DEFERRED CHARGES, net                                                        113,711             85,204
                                                                          ----------          ---------
                                                                          $  193,199          $ 169,698
                                                                          ==========          =========
                   LIABILITIES AND PARTNERS' DEFICIT
                   ---------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                $   11,303          $  16,162
     Accrued interest                                                            603                500
     Subscribers' advance payments and deposits                                  971                947
                                                                          ----------          ---------
                Total current liabilities                                     12,877             17,609
LONG-TERM DEBT                                                               245,000            333,000

DEFERRED MANAGEMENT AND CONSULTING FEES                                       14,083                258

OTHER LIABILITIES                                                                964              1,098

PARTNERS' DEFICIT                                                            (79,725)          (182,267)
                                                                          ----------          ---------
                                                                          $  193,199          $ 169,698
                                                                          ==========          =========



        The accompanying notes are an integral part of these statements.

                          GARDEN STATE CABLEVISION L.P.


                            STATEMENTS OF OPERATIONS

                             (Amounts in thousands)




                                                                      Year Ended December 31,
                                                              ------------------------------------
                                                                 1994         1995          1996
                                                                 ----         ----          ----
SERVICE INCOME                                                $ 91,288     $ 91,771       $100,756

COSTS AND EXPENSES
     Operating                                                  27,369       28,818         31,633
     Selling, general and administrative                        11,699       11,777         11,975
     Depreciation and amortization                              47,293       46,976         48,524
                                                              --------     --------       --------

OPERATING INCOME                                                 4,927        4,200          8,624

OTHER EXPENSES
     Management, consulting and other fees                       3,700        5,590          6,045
     Interest expense, net of interest income
         of $227, $247, and $296                                19,132       19,166         16,405
                                                              --------     --------       --------

NET LOSS                                                      $(17,905)    $(20,556)      $(13,826)
                                                              ========     ========       ========




        The accompanying notes are an integral part of these statements.

                          GARDEN STATE CABLEVISION L.P.
                          -----------------------------

                         STATEMENTS OF PARTNERS' DEFICIT
                         -------------------------------

                             (Amounts in thousands)




                                         General        Limited
                                         Partners       Partners       Total
                                         --------       --------       -----

BALANCE, JANUARY 1, 1994                 $ 23,340     $ (64,604)    $ (41,264)

     Net loss                                (179)      (17,726)      (17,905)
                                         --------     ---------     ---------

BALANCE, DECEMBER 31, 1994                 23,161       (82,330)      (59,169)

     Net loss                                (206)      (20,350)      (20,556)
                                         --------     ---------     ---------

BALANCE, DECEMBER 31, 1995                 22,955      (102,680)      (79,725)

     Distributions to partners            (17,757)      (70,959)      (88,716)

     Net loss                                (138)      (13,688)      (13,826)
                                         --------     ---------     ---------

BALANCE, DECEMBER 31, 1996               $  5,060     $(187,327)    $(182,267)
                                         ========     =========     =========







        The accompanying notes are an integral part of these statements.

                          GARDEN STATE CABLEVISION L.P.
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                             (Amounts in thousands)

                                                                                Year Ended December 31,
                                                                           -------------------------------
                                                                              1994        1995       1996
                                                                              ----        ----       ----
OPERATING ACTIVITIES
     Net loss                                                              $ (17,905)  $(20,556)  $(13,826)
     Noncash items included in net loss
        Depreciation and amortization                                         47,293     46,976     48,524
        Amortization of prepaid interest                                          49        295        261
        Deferred management and consulting fees                                  926      2,742        258
        Losses on disposal of property, plant and equipment                      183        323        118
        Increase in other liabilities                                            123         62        134
     Decrease (increase) in accounts receivable and other
        current assets                                                          (678)      (707)        14
     Increase in current liabilities                                              52      1,317      4,732
     Payment of deferred management and consulting fees                          --         --     (14,083)
                                                                           ---------   --------   --------

               Net cash provided by operating activities                      30,043     30,452     26,132
                                                                           ---------   --------   --------

INVESTING ACTIVITIES
    Additions to property, plant and equipment                               (15,298)   (14,652)   (22,715)
    Additions to deferred charges                                                (71)      (142)       (44)
                                                                           ---------   --------   --------

               Net cash used in investing activities                         (15,369)   (14,794)   (22,759)
                                                                           ---------   --------   --------

FINANCING ACTIVITIES
    Repayments of debt, net                                                 (285,402)   (17,000)   (12,000)
    Proceeds from borrowing                                                  275,000        --     100,000
    Distributions to partners                                                    --         --     (88,716)
    Debt acquisition costs                                                    (4,286)        (9)      (796)
    Prepaid interest                                                            (591)       --        (262)
                                                                           ----------  --------   --------

               Net cash used in financing activities                         (15,279)   (17,009)    (1,774)
                                                                           ---------   --------   --------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                            (605)    (1,351)     1,599

CASH AND CASH EQUIVALENTS, beginning of year                                   5,215      4,610      3,259
                                                                           ---------   --------   --------

CASH AND CASH EQUIVALENTS, end of year                                     $   4,610   $  3,259   $  4,858
                                                                           =========   ========   ========




        The accompanying notes are an integral part of these statements.

                          GARDEN STATE CABLEVISION L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. ORGANIZATION AND PARTNERS' INTERESTS
   ------------------------------------

Formation and Business
----------------------

Garden State Cablevision L.P. (the "Partnership"), a Delaware limited partnership, was formed in 1989, to acquire, own, operate and maintain a cable television system (the "System") servicing Camden, Burlington, Gloucester, Ocean and Salem counties in New Jersey, which was acquired by the Partnership in 1989. Through January 10, 1995, the General Partner was Garden State Cablevision, Inc. ("GSC"). In January 1995, the General Partner's interest was purchased by Comcast Garden State, Inc., a wholly owned subsidiary of Comcast Corporation ("Comcast"), and Lenfest Jersey, Inc., an affiliate of Lenfest Communications, Inc. ("Lenfest"). The Limited Partners are AWACS Garden State, Inc., an indirect wholly owned subsidiary of Comcast, and Lenfest Jersey, Inc.

Partners' Capital
-----------------

Additional capital contributions may be requested from the partners in proportion to each partner's percentage interest, if the General Partners determine that the Partnership requires additional capital beyond the Partnership's borrowing capacity.

Distribution Ratios
-------------------

Net losses are allocated 1% to the General Partners and 99% to the Limited Partners.

Partnership Agreement
---------------------

Each Limited Partner may at any time, without the approval of any other partner, transfer all of its Partnership interests to any of its affiliates, subject to the maintenance of certain criteria. Remaining partners have the right of first refusal to purchase the interests of a partner seeking to transfer ownership to a third party.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

Changes in Accounting Principles
--------------------------------

The Partnership adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

Management's Use of Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

Cash equivalents consist of bank commercial paper that is readily convertible to cash and is recorded at cost plus accrued interest which approximates its market value.

Prepaid Interest
----------------

The Partnership uses interest rate cap agreements to manage its exposure to fluctuations in interest rates. Premiums associated with these instruments are amortized to interest expense over their term.

The Partnership does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments. The credit risks associated with the Partnership's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Partnership may be exposed to losses in the event of nonperformance by the counterparties, the Partnership does not expect such losses, if any, to be significant.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives, as follows:

                 Distribution plant                      3 to 12 years
                 Converters                           3 to 4 1/4 years
                 Subscriber drop installations                 8 years
                 Building                                     20 years
                 Other operating facilities              6 to 12 years
                 Other equipment                          3 to 6 years

Improvements that extend asset lives are capitalized; other repair and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in net loss.

Deferred Charges
----------------

Deferred charges consist principally of subscriber contracts, franchise operating rights and fees, debt acquisition costs, organization costs and the cost of the acquired business in excess of amounts allocated to specific assets based on their fair values, and are being amortized on a straight-line basis over their legal or estimated useful lives to a maximum of 40 years (see Note
6).

Valuation of Long-Lived Assets
------------------------------

The Partnership continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of its long lived assets including property, plant and equipment and deferred charges should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

Income Taxes
------------

Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners.

Post Retirement Benefits Other Than Pensions
--------------------------------------------

The Partnership accrues the estimated cost of retiree benefits earned during the years the employee provides services. The Partnership continues to fund benefit costs principally as incurred, with the retiree paying a portion of the costs. The Partnership's liability for postretirement benefits is included in other liabilities.

Fair Value of Financial Instruments
-----------------------------------

The Partnership believes that the carrying value of all financial instruments, including the aggregate carrying value of long-term debt, is a reasonable estimate of fair value at December 31, 1995 and 1996. The fair value of long-term debt was estimated using interest rates that would be currently available to the Partnership for debt issuances of similar terms and remaining maturities.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3. SUPPLEMENTAL CASH FLOW DISCLOSURES
   ----------------------------------

The Partnership paid interest of $28.8 million, $19.8 million and $17.1 million in 1994, 1995 and 1996, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
   -----------------------------------------

Prepaid expenses and other current assets consist of the following (amounts in thousands):

                                            December 31,
                                       -------------------
                                         1995         1996
                                         ----         ----
Prepaid expenses                       $  607         $351
Nontrade receivables                      497          565
                                       ------         ----

                                       $1,104         $916
                                       ======         ====

5. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

Property, plant and equipment consist of the following (amounts in thousands):

                                                  December 31,
                                            ---------------------
                                               1995         1996
                                               ----         ----
      Distribution plant                    $ 90,956    $ 109,039
      Converters                              33,185       33,402
      Subscriber drop installations           19,787       19,786
      Land and building                        5,433        5,437
      Other operating facilities               6,133        6,827
      Other equipment                          9,491       10,969
                                            --------    ---------

                                             164,985      185,460
      Less accumulated depreciation          (92,500)    (109,540)
                                            --------    ---------

                                            $ 72,485    $  75,920
                                            ========    =========

6. DEFERRED CHARGES
   ----------------

Deferred charges consist of the following (amounts in thousands):


                                                           December 31,
                                                    -----------------------
                                                        1995          1996
                                                        ----          ----
      Subscriber contracts                          $ 163,251     $ 148,712
      Franchise operating rights and fees             136,186       136,230
      Goodwill                                          9,379         9,379
      Debt acquisition costs                            4,295         5,092
      Organization costs and other                         95            95
                                                    ---------     ---------

                                                      313,206       299,508
      Less accumulated amortization                  (199,495)     (214,304)
                                                    ---------     ---------
                                                    $ 113,711     $  85,204
                                                    =========     =========

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   -------------------------------------

Accounts Payable and Accrued Expenses consist of the following (amounts in thousands):

                                                            December 31,
                                                      ---------------------
                                                         1995          1996
                                                         ----          ----
      Accounts payable                                $   650       $ 6,578
      Subscriber refund liability (Note 10)             1,925            73
      Franchise fees                                    1,543         1,508
      Accrued wages and benefits                          771           762
      Management fees                                     796           750
      Programming costs                                 2,787         3,272
      Deferred revenues                                   981           946
      Other                                             1,850         2,273
                                                      -------       -------

                                                      $11,303       $16,162
                                                      =======       =======

8. LONG-TERM DEBT
   --------------

On December 23, 1996, the Partnership amended its $300 million Credit Agreement (the "1994 Credit Agreement") with various banks to a $360 million facility (the "Amended Credit Agreement"). At that time, the Partnership borrowed additional funds under the Amended Credit Agreement for the purpose of making cash distributions, and the payment of deferred management and consulting fees, to its partners. Under the terms of the Amended Credit Agreement, scheduled principal reductions are to commence on March 31, 1999 and extend through June 30, 2005.

Interest rate options under the Amended Credit Agreement are periodically fixed for defined terms based on one or more of the following rates, as agreed by the Partnership and the banks:

     Base rate (higher of federal funds rate plus 1/2% or prime) plus up to 1/2%. Eurodollar Rate (Eurodollar Rate divided by a percentage equal to 1 minus the reserve requirement in effect) plus 1/2% to 1.625%.

The level of the preceding applicable margin is based upon the leverage ratio, as defined. The Partnership also pays a commitment fee of 1/4% to 3/8% on the unused principal which is based upon the leverage ratio, as defined. The loan is secured by the ownership interests of the General Partners and the Limited Partners in the assets of the Partnership. As of December 31, 1996, all borrowings under the Amended Credit Agreement were subject to the Eurodollar Rate option resulting in an interest rate of 7.10%.

The Amended Credit Agreement continues to require 50% of the aggregate principal amount of the loan outstanding to be hedged against interest rate risk for at least two years. The Partnership currently maintains interest rate protection on $120 million of the loan which takes effect when the Base rate or Eurodollar interest rate, on the outstanding borrowings exceeds 7%. Additional coverage to the required 50% of outstanding commitments is to required be made within 90 days of the Amended Credit Agreement's effective date. The total cost of the agreements was capitalized and is being amortized over the two year terms of the agreements.

The Amended Credit Agreement is subject to certain restrictive covenants, with which the Partnership was in compliance as of December 31, 1996.

Based upon the outstanding borrowings at December 31, 1996, maturities for the four years after 1997 are as follows (amounts in thousands):

                 1998                     $    --
                 1999                       9,000
                 2000                      36,000
                 2001                      45,000

9. MANAGEMENT AND CONSULTING FEES
   ------------------------------

In connection with the Amended and Restated Agreement of Limited Partnership and Amended Consulting Agreement executed in January 1995, Comcast and Lenfest are each compensated for their services as consultants at a fee equal to 3% of service income. Services include providing the Partnership advice and consultation based on their industry experience, knowledge and trained personnel. Payment of such fees is subordinated to the prior payment of and provision for operating expenses and capital requirements and pursuant to certain financial conditions as defined in the Amended Credit Agreement.

Prior to January 1995, in accordance with the terms of the original Partnership Agreement, the former General Partner was entitled to receive a management fee equal to 1% of the System's service income. This fee was payable provided the Partnership was in compliance with terms of the loan agreement. The Limited Partners each received an amount equal to 1.25% of the System's service income as a payment for the use of their original capital contributions. The Partnership had also entered into a consulting agreement with Comcast and Lenfest (the "Consultants"), whereby they were each entitled to a fee equal to 1/4% of the System's service income. In accordance with the loan agreement, the payments to the Limited Partners and Consultants could not have been made unless certain financial conditions, as defined in the agreements, were met. In 1994, 1995 and 1996, the Partnership paid $2,304,000, $2,728,000 and $19,914,000 to the Partners under the Amended Consulting Agreement and the original Partnership Agreement. The payments made in 1996 include the payment of previously deferred management and consulting fees.

10. 1992 CABLE ACT
    --------------

On April 1, 1993, the Federal Communications Commission ("FCC") adopted regulations under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing the rates charged to subscribers for basic service and cable programming service, other than programming offered on a per-channel or per-program basis. The FCC's rate regulations became effective on September 1, 1993.

In June 1996, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Partnership for cable programming service tiers ("CPSTs") which provided approximately $1.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 198,000 of the Partnership's cable subscribers. Approximately $1,904,000 of bill credits for such refunds, including interest, have been issued through December 31, 1996, with the balance of $73,000 to be issued in 1997. This FCC order resolved the Partnership's cost-of-service cases for CPSTs covering the period September 1993 through December 1, 1995. As part of the negotiated settlement, the Partnership agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filing for CPSTs.

11. RELATED PARTY TRANSACTIONS
    --------------------------

The Partnership has entered into an agreement whereby Lenfest, a Limited Partner, provides certain cable television programming to the Partnership at rates that are not more than the Partnership could obtain independently. For the years ended December 31, 1994, 1995 and 1996, the Partnership charged to expense approximately $14.9 million, $16.4 million, and $18.2 million, respectively, under this agreement.

During 1996, the Partnership made $88.7 million of cash distributions to its partners.

A subsidiary of Comcast provides the Partnership with the use of certain computerized financial systems at a rate that may be more favorable than those available from unrelated parties. The Partnership expensed $24,000 in 1994, 1995 and 1996 for such services.

In addition, the Partnership has acquired certain vendor services through cooperative arrangements with affiliates of the Limited Partners. These services include such items as legal services, insurance and association dues. The amounts paid for these services are not more than the rates the Partnership could obtain independently. Payments to affiliates of Lenfest Jersey, Inc. totaled $94,999, $88,000 and $66,000 in 1994, 1995 and 1996, respectively.
Payments to affiliates of AWACS Garden State, Inc. were $357,000, $234,000 and $627,000 in 1994, 1995 and 1996, respectively.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries



We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, and have issued our report thereon dated March 24, 1997, which is included in the December 31, 1996, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.



PRESSMAN CIOCCA SMITH LLP
Hatboro, Pennsylvania
March 24, 1997

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1994, 1995 and 1996






                     Column A                        Column B            Column C         Column D             Column E
                     --------                        --------            --------         --------             --------
                                                                       Additions
                                                    Balance at         Charged to                              Balance
                                                    Beginning          Costs and                               at End
                                                     of Year           Expenses          Deductions            of Year
                                                  ---------------    ---------------    ---------------      ---------------

                                                                     (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1994                  $         861      $       3,173      $       3,206        $         828
                                                   ==============     ==============       ==============     ==============

     Year ended December 31, 1995                  $         828      $       3,842      $       3,566        $       1,104
                                                   ==============     ==============     ==============       ==============

     Year ended December 31, 1996                  $       1,104      $       4,671      $       3,720        $       2,055
                                                   ==============     ==============     ==============       ==============




                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Garden State Cablevision L.P.:

We have audited in accordance with generally accepted auditing standards, the financial statements for Garden State Cablevision L.P. and have issued our report thereon dated January 31, 1997, which is included in this Form 10-K. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
     January 31, 1997

                          GARDEN STATE CABLEVISION L.P.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1994, 1995 and 1996

                             (Dollars in thousands)

                                                                               Additions
                                                           Balance,           Charged to
                                                         Beginning of          Costs and                          Balance,
                                                             Year              Expenses        Deductions        End of Year
                                                         ------------         -----------      ----------        -----------
For the year ended December 31, 1994:
Allowance for doubtful accounts                          $       668          $     701        $      727        $     642
                                                         ===========          =========        ==========        =========
For the year ended December 31, 1995:
Allowance for doubtful accounts                          $       642          $     658        $      691        $     609
                                                         ===========          =========        ==========        =========
For the year ended December 31, 1996:
Allowance for doubtful accounts                          $       609           $    733        $      660        $     682
                                                         ===========          =========        ==========        =========

                                  EXHIBIT INDEX



Exhibit
Number                       Title  or  Description
-------                     ------------------------

 10.42         Letter, dated March 6, 1997, from H. F. Lenfest to the Company

 27.           Financial Data Schedule