Form 10-Q
period 1997-03-31
LENFEST COMMUNICATIONS INC
filed 1997-05-15
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              23-2094942
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                       1105 North Market St., Suite 1300,
                                 P. O. Box 8985,
                           Wilmington, Delaware 19899
                     --------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                     --------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
         Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of May 14, 1997: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index


Part  I.   Financial Information                                           Page
                                                                           ----
  Item 1.  Financial Statements

     Report on Review by Independent Certified Public Accountants            4

     Condensed Consolidated Balance Sheets as of March 31, 1997
     (unaudited) and as of December 31, 1996                                 5

     Consolidated Statements of Operations for the three months ended
     March 31, 1997 (unaudited) and March 31, 1996 (unaudited)               7

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 1997 (unaudited) and March 31, 1996 (unaudited)               8

     Notes to Condensed Consolidated Financial Statements (unaudited)       10

     Statement of Management Concerning Review of Interim Financial
     Information by Independent Certified Public Accountants                18

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        19

Part  II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                 23

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRESSMAN CIOCCA SMITH LLP
Hatboro, Pennsylvania
May 9, 1997

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                                      March 31,            December 31,
                                                                        1997                   1996
                                                                    --------------         --------------
                                                                     (Unaudited)                (*)
ASSETS

  Cash and cash equivalents                                         $    7,918           $   20,633

  Marketable securities                                                 89,452               79,830

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $2,282 in 1997 and $2,055 in 1996              23,510               22,801

  Inventories                                                            2,260                2,757

  Prepaid expenses                                                       3,698                2,824

  Property and equipment, net of accumulated depreciation
   of $330,204 in 1997 and $311,190 in 1996                            409,709              389,029

  Investments, principally in affiliates, and related receivables       60,594               51,743

  Goodwill, net of amortization of $27,231 in 1997 and
   $26,232 in 1996                                                      77,212               78,524

  Deferred franchise costs, net of amortization of $155,700 in
   1997 and $144,563 in 1996                                           542,939              494,568

  Other intangible assets, net of amortization of $13,951 in 1997
   and $12,620 in 1996                                                  25,933               26,076

  Deferred Federal tax asset, net                                       59,428               55,620

  Other assets                                                           7,854                6,612
                                                                    ----------           ----------





                                                                    $1,310,507           $1,231,017
                                                                    ==========           ==========




(*)  Condensed from audited financial statements.






See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)





                                                                                  March 31,            December 31,
                                                                                    1997                   1996
                                                                                --------------         --------------
                                                                                 (Unaudited)                (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                               $ 1,380,069            $ 1,319,863

  Accounts payable and accrued expenses - unrelated parties                             58,420                 40,377

  Accounts payable - affiliate                                                          12,364                 12,855

  Deferred state tax liability                                                           8,765                  9,165

  Customer service prepayments and deposits                                              8,777                  9,148

  Investment in Garden State Cablevision, L.P.                                          75,281                 72,454
                                                                                   -----------            -----------

                        TOTAL LIABILITIES                                            1,543,676              1,463,862

MINORITY INTEREST in equity of consolidated subsidiaries                                   663                    945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                    2                      2

  Additional paid-in capital                                                            50,747                 50,747

  Unrealized (loss) on marketable securities, net of deferred
    taxes                                                                                 (447)                (9,866)

  Accumulated deficit                                                                 (284,134)              (274,673)
                                                                                   -----------            -----------
                                                                                      (233,832)              (233,790)
                                                                                   -----------            -----------



                                                                                   $ 1,310,507            $ 1,231,017
                                                                                   ===========            ===========


(*) Condensed from audited financial statements.







See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------------
                                                                                   1997                   1996
                                                                                -------------         --------------
REVENUES                                                                          $ 112,736             $  80,367

OPERATING EXPENSES
  Service                                                                            10,598                 6,492
  Programming - from affiliate                                                       15,687                11,256
  Programming - other cable                                                           7,775                 4,881
  Selling and marketing                                                               4,203                 3,273
  General and administrative                                                         19,128                14,878
  Direct costs - non-cable                                                            5,452                 4,869
  Depreciation                                                                       19,305                14,066
  Amortization                                                                       13,729                 7,946
                                                                                  ---------             ---------
                                                                                     95,877                67,661
                                                                                  ---------             ---------

                                     OPERATING INCOME                                16,859                12,706

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (32,034)              (19,984)
  Equity in net income (losses) of unconsolidated
    affiliates                                                                        1,292                (7,185)
  Net gain on sales of securities                                                        73                    27
  Gain on disposition of partnership interest                                          --                   7,210
  Other income and expense (net)                                                        449                 3,709
                                                                                  ---------             ---------
                                                                                    (30,220)              (16,223)
                                                                                  ---------             ---------

                                     (LOSS) BEFORE INCOME TAXES                     (13,361)               (3,517)


INCOME TAX BENEFIT                                                                    3,900                   350
                                                                                  ---------             ---------
                                     NET (LOSS)                                      (9,461)               (3,167)

BEGINNING  ACCUMULATED DEFICIT                                                     (274,673)             (143,911)
                                                                                  ---------             ---------

                                     ENDING ACCUMULATED DEFICIT                   $(284,134)            $(147,078)
                                                                                  =========             =========











See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)








                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                       ---------------------------------
                                                                                           1997               1996
                                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                             $ (9,461)         $ (3,167)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                                        33,034            22,012
      Accretion of debt discount                                                              376               154
      Accretion of discount on marketable securities (net)                                    (26)             --
      Net (gains) on sales of marketable securities                                           (73)              (27)
      (Gain) on disposition of partnership interest                                          --              (7,210)
      Deferred income tax (benefit)                                                        (4,200)           (1,550)
      (Gain) on sale of property and equipment                                                (29)              (20)
      Equity in net (income) losses of unconsolidated affiliates                           (1,292)            7,185
      Minority interest                                                                      (282)           (1,225)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                    (709)           (1,042)
      Inventories                                                                             497               909
      Prepaid expenses                                                                       (874)              178
      Other assets                                                                         (1,242)             (106)
      Accounts payable and accrued expenses:
        Affiliate                                                                            (491)              596
        Unrelated parties                                                                  18,043            12,334
      Customer service prepayments and deposits                                              (371)              711
                                                                                         --------          --------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES            32,900            29,732
                                                                                         --------          --------








See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                       -----------------------------------
                                                                                           1997                   1996
                                                                                       --------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                         $ (84,500)             $(576,132)
  Non cable acquisitions                                                                     --                   (1,100)
  Purchases of property and equipment                                                     (15,131)                (8,479)
  Purchases of marketable securities                                                         (301)                  (185)
  Proceeds from sales of property and equipment                                                29                     20
  Proceeds from sales of marketable securities                                                189                  1,374
  Loans to Australis Media Limited                                                           --                  (26,530)
  Investments in unconsolidated affiliates                                                 (6,592)                (2,761)
  Distributions from unconsolidated affiliates                                                 75                    236
  (Increase) in other intangible assets - investing                                          (747)                  (784)
  Loans and advances to unconsolidated affiliates                                            (181)                  (103)
  Loans and advances from unconsolidated affiliates                                         1,966                    729
                                                                                        ---------              ---------

                                                             NET CASH (USED BY)
                                                           INVESTING ACTIVITIES          (105,193)              (613,715)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                        75,000                438,720
  Other debt reduction:
    Notes                                                                                 (15,000)                    --
    Obligations under capital leases                                                         (170)                   (13)
  (Increase) in other intangible assets - financing                                          (252)                  (198)
                                                                                        ---------              ---------

                                                           NET CASH PROVIDED BY
                                                           FINANCING ACTIVITIES            59,578                438,509
                                                                                        ---------              ---------

                                                         NET (DECREASE) IN CASH           (12,715)              (145,474)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                20,633                164,943
                                                                                        ---------              ---------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD         $   7,918              $  19,469
                                                                                        =========              =========




See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the Company), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of March 31, 1997, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1997 and 1996.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 26, 1997. The results of operations for the periods ended March 31, 1997 and 1996, are not necessarily indicative of operating results for the full year.

Prior period financial statements have been reclassified to conform with current period presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment assembled and sold by the Company's non-cable wholly owned subsidiaries.

Inventories are summarized as follows:

                                          March 31,            December 31,
                                            1997                  1996
                                        --------------        --------------
                                            (Dollars in thousands)
Raw materials                           $       2,006         $       2,285
Finished goods and work-in process                254                   472
                                        --------------        --------------

                                        $       2,260         $       2,757
                                        ==============        ==============

NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                Three Months Ended
                                                     March 31,
                                        ------------------------------------
                                            1997                  1996
                                        --------------        --------------
                                              (Dollars in thousands)
Cash paid during the period for
  Interest                              $       8,463         $       3,932
                                        ==============        ==============

  Income taxes                          $       1,522         $           -
                                        ==============        ==============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 3 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, (continued)

Supplemental Schedule Relating to Acquisitions
                                            1997                  1996
                                        --------------        --------------
                                              (Dollars in thousands)
Property and equipment                  $      25,350         $     161,896
Goodwill and other intangible assets                -                22,075
Deferred franchise costs                       59,150               388,761
Other assets                                        -                 4,500
                                        --------------        --------------

                                        $      84,500         $     577,232
                                        ==============        ==============
Noncash Investing and Financing Transactions

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000 for the assets of a cable television system serving Wilmington, Delaware and surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value has been included in the statements of operations.

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

On January 10, 1997, the Company acquired a cable television system from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., for approximately $84,500,000, subject to certain adjustments. The system, located in Turnersville, New Jersey, passes approximately 47,000 homes and serves approximately 36,900 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded in part by borrowings under the bank credit facility.

On September 30, 1996, the Company, through its subsidiary, Lenfest Advertising, Inc. d/b/a Radius Communications, ("Radius"), acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4,500,000. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded from available cash.

On September 30, 1996, the Company through its newly formed subsidiary, Lenfest Clearview, Inc. ("Clearview") completed the acquisition of a 30% general partnership interest in a newly formed general partnership, Clearview Partners (the "Partnership"). The Company contributed $500,000 and its right to receive the assets of the Gettysburg, PA cable television system (see acquisition from Sammons Communications, Inc. discussed below) and its right to exchange the assets of the Gettysburg system for the assets of the Stewartstown, PA cable television system owned by GS Communications, Inc. The Company received a payment of $4.5 million from GS Communications, Inc. in connection with these transactions. No gain or loss was recorded on the exchange. Clearview CATV, Inc., an unaffiliated company, contributed the assets and certain liabilities of its cable television system located in Maryland and Pennsylvania to the Partnership for a 70% general partnership interest. The Partnership's systems passed approximately 13,400 homes and served approximately 9,650 basic customers. The Company reports its proportionate share of partnership net income
(loss) on the equity method. The Company's cash contribution was made from available cash.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS, (continued)


On September 11, 1996, StarNet, Inc. ("StarNet"), a wholly owned subsidiary of the Company, entered into a joint venture with Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of United Video Satellite Group, Inc. (UVSG) to combine the two companies' pay-per-view promotion services. StarNet contributed its Barker(R) service to the joint venture and received a 28% partnership interest. The new joint venture, Sneak Prevue, L.L.C., is based in Tulsa, Oklahoma and is managed and controlled by UVSG. The Company reports its proportionate share of net income (loss) on the equity method.

On April 30, 1996, the Company acquired from Tri-County Cable Television Company, an affiliate of Time Warner, its Salem, NJ cable television system for approximately $16,000,000. The system passed approximately 10,600 homes and served approximately 7,700 basic customers. On the same date, the Company acquired from Shore Cable Company of New Jersey its Ventnor, NJ cable television system for approximately $11,000,000. The system passes approximately 6,100 homes and serves approximately 5,000 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by borrowings under the bank credit facility existing at that date.

On February 29, 1996, the Company acquired the assets of four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The Company paid for the assets of a fifth system, located in Gettysburg, PA, but did not take title. The Company was managing the system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996.

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000 for the assets of a cable television system serving Wilmington, Delaware and surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value has been included in the statements of operations. The acquisition of the assets of these cable systems was financed with proceeds from the Company's public offering of debt in November 1995.

On February 12, 1996, the Company purchased the Philadelphia area assets of Cable AdNet, Inc., a subsidiary of TCI for approximately $1,100,000.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 5 - MARKETABLE SECURITIES

The Company's investment in the securities of Australis Media Limited ("Australis") consists of 77,982,000 shares of voting common stock and 269,427,000 non-voting convertible debentures. The debentures are classified as equity securities by Australis as the debentures are unsecured non-voting securities that have interest entitlements equivalent in both timing and amount to the dividend entitlements attaching to common stock and will be subordinated to all creditors other than common stock shareholders upon any liquidation or winding up. The convertible debentures will not be redeemable for cash but will be convertible into ordinary shares on a one-for-one basis providing that certain conditions are met. In addition to the above Australis securities, the Company holds $71,339,000 Senior Secured Discount Notes due October 31,
2002, of Australis Holdings Pty Limited ("Holdings"), a wholly owned subsidiary of Australis.

The aggregate cost basis and market values of the securities at March 31, 1997 and December 31, 1996 are as follows:

                                                                                           Gross
                                                                    Aggregate           Unrealized
                                                                      Cost                 Gain                 Fair
                                                                      Basis               (Loss)                Value
                                                                  --------------       --------------       --------------
March 31, 1997                                                                    (Dollars in thousands)
Australis Media Limited common stock                              $      10,885        $        (159)      $      10,726
Australis Media Limited convertible debentures                           33,687                 (863)             32,824
Australis Holdings Pty Limited senior secured
 discount notes                                                          41,052                    -              41,052
Other marketable equity securities                                        3,965                  885               4,850
                                                                  --------------       -------------       --------------
                                                                  $      89,589        $        (137)      $      89,452
                                                                  ==============       =============       ==============

December 31, 1996
Australis Media Limited common stock                              $      10,885        $      (2,505)      $       8,380
Australis Media Limited convertible debentures                           33,687               (7,952)             25,735
Australis Holdings Pty Limited senior secured
 discount notes                                                          41,026                    -              41,026
Other marketable equity securities                                        3,781                  908               4,689
                                                                  --------------       -------------       --------------
                                                                  $      89,379        $      (9,549)      $      79,830
                                                                  ==============       =============       ==============


In December 1993, the Company acquired 11,000,000 shares of the voting stock and 173,000,000 non-voting debentures of Australis Media Limited ("Australis") for $90,972,000. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24,000,000. Due to uncertainty regarding the long-term financing of Australis, the Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $66.9 million, as of June 30, 1996, resulting from a write-down of the Australis investment from cost. The write-down established a new cost basis in the Australis investment.

On October 31, 1996, the Company purchased senior secured discount notes of Holdings, with a face value of $71,339,000 and 71,339 warrants of Australis for an aggregate of $40,000,000. The discount notes will mature on October 31, 2002, and cash interest will not accrue on notes prior to November 1, 2000. Commencing May 1, 2001, cash interest on the notes will be payable on May 1, and November 1 each year at a rate of 15% per annum. Each warrant entitles the Company to purchase 57.721 ordinary shares of Australis at A$.20 per share. In connection with the Australis long-term financing, the Company purchased 43,482,000 shares of voting stock and 49,188,779 non-voting debentures for $40,000,000. At the time of the transaction, these securities had a fair value of $13,600,000, and the Company recognized a loss of $26,400,000.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 5 - MARKETABLE SECURITIES, (continued)

On December 23, 1996, the Company received 18,000,000 shares of voting stock and 52,238,547 non-voting debentures of Australis in connection with the termination of a technical services agreement with Australis and also received 500,000 shares of voting stock for late repayment of a loan to the Company by Australis. The securities were recorded at the fair value when received, which was $7,000,000 and the income recognized has been offset against the recognized losses on the decline in market value. On December 23, 1996, the Company converted 5,000,000 non-voting debentures of Australis into 5,000,000 shares of voting stock.

All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $73,000 and $27,000 are included in the accompanying consolidated statements of operations for 1997 and 1996, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 204,000 customers in southern New Jersey at March 31, 1997. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $75,281,000 and $72,454,000 at March 31, 1997 and December 31, 1996, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the three months ended March 31, 1997 and 1996, is as follows:

                                                                1997                  1996
                                                          --------------        --------------
                                                                (Dollars in thousands)
Results of Operations
Revenues                                                  $       26,730         $      24,179
Operating expenses                                               (11,574)              (10,826)
Depreciation and amortization                                    (11,481)              (12,076)
                                                          --------------        --------------

                                  OPERATING INCOME                 3,675                 1,277

Interest expense                                                  (5,766)               (4,313)
Other expense                                                     (1,604)               (1,451)
                                                          --------------        --------------

                                          NET LOSS        $       (3,695)       $       (4,487)
                                                          ==============        ==============

14

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at March 31, 1997 and December 31, 1996:


                                                                    March 31,             December 31,
                                                                      1997                  1996
                                                                  --------------        --------------
                                                                        (Dollars in thousands)

8 3/8% senior notes due November 1, 2005                          $     686,238         $     685,970
10 1/2% senior subordinated notes due June 15, 2006                     293,213               293,105
Bank credit facility                                                    290,000               230,000
11.30% senior promissory notes due September 1, 2000                     60,000                60,000
11.84% senior promissory notes due May 15, 1998                          21,000                21,000
9.93% senior promissory notes due September 30, 2001                     13,125                13,125
Note payable to bank due September 30, 2001                               7,000                 7,000
Obligations under capital leases                                          9,493                 9,663
                                                                  --------------        --------------

                                                                  $   1,380,069         $   1,319,863
                                                                  ==============        ==============


NOTE 8 - CORPORATE INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax bases arise most frequently from differences in timing of income and expense recognition. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the period.

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Federal Communications Commission ("FCC") has adopted regulations under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to subscribers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's basic service equipment and installation rates under the jurisdiction of local franchising authorities and its tier service rates under the jurisdiction of the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and tier service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

The Company believes that it has complied in all material respects with the provision of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Cable Programming Services Tier are subject to review by the FCC, if a complaint has been filed by a franchising authority. The appropriate franchise authority, if such authority has been certified, may regulate the Basic Service Tier, equipment charges and installation rates. If, as a result of the review process, a cable system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the Refund Order issued by the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems rates are successfully challenged by franchising authorities is not considered to be material.

H.F. Lenfest, on behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses and with the provision of one or more letters of credit, which letters of credit may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guarantees with regard to providing letters of credit in the aggregate amount of $33.5 million. If the Company provides such letters of credit, the Company would be directly obligated for $33.5 million and may remain indirectly obligated for the balance of the program license payment obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued by the Company with respect to the guarantees. Effective March 6, 1997, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. In addition, in February 1996, Mr. Lenfest provided his personal guaranty of an approximately $18.7 million loan to Lenfest Australia, Inc. by two commercial banks. The $18.7 million loan was repaid and the guaranty was terminated in October 1996 with the funds received from Australis.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 9 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $564 million as of March 31, 1997). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company is obligated to purchase additional shares of Videopole stock at a total of 15.6 million French francs (approximately $2.8 million as of March 31, 1997) in 1997. The Company's future commitment in dollars is subject to change in the exchange rate.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                        INTERIM FINANCIAL INFORMATION BY
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The March 31, 1997 and March 31, 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of Pressman Ciocca Smith LLP is included in Part I, Item 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Substantially all of the Company's revenues are earned from customer fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters, remote control devices and installations).

         The Company has generated increases in revenues and EBITDA for the three months ended March 31, 1997 primarily through acquisitions and, to a lesser extent, increases in monthly revenue per customer and internal customer growth. As used herein, "EBITDA" represents consolidated net income plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

CONSOLIDATED RESULTS

         Revenues for the Company increased 40.3% to $112.7 million for the 1997 three-month period as compared to the 1996 three-month period, primarily as a result of a 44.7% increase in revenues from the Company's Core Cable Television Operations. The increase in revenue was a result of the realization in the first quarter of 1997 of the full effect of the TCI Exchange and the Sammons Acquisition (completed near the end of the first quarter of 1996), the Salem and Shore Acquisitions (completed at the end of the second quarter of 1996) and the Turnersville Acquisition completed on January 10, 1997 (collectively, the "Acquisitions"). The Acquisitions, including revenue growth added after the completion of the Acquisitions, accounted for $28.0 million, a 34.8% increase. Internal growth, primarily attributable to rate increases and increased numbers of customers, accounted for $4.4 million, a 5.5% increase.

         Operating expenses increased 41.7% to $95.9 million (85.0% of total revenues) in the 1997 three-month period as compared to the 1996 three-month period. The Acquisitions accounted for $23.4 million, a 34.6% increase, while $4.8 million, a 7.1% increase, resulted from costs associated with internal growth. The increase was comprised of the following: (i) service expense and direct costs increase of 41.3% to $16.0 million (14.2% of total revenues), $2.4 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 45.4% to $23.5 million (20.8% of total revenues), $6.1 million of which was attributable to the Acquisitions;
(iii) selling, general and administrative expense increase of 28.5% to $23.3 million (20.7% of total revenues), $4.0 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 50.1% to $33.0 million (29.3% of total revenues), $10.9 million of which was attributable to the Acquisitions.

         Loss before income taxes increased to $13.4 million in the 1997 three-month period from $3.5 million in the 1996 three-month period. The increase was primarily attributable to the increase in interest expense.

         Interest expense increased 60.3% to $32.0 million in the 1997 three-month period as compared to the 1996 three-month period. The increase was primarily the result of an increase in average indebtedness to $1,382.6 million for the 1997 three-month period from $967.2 million for the 1996 three-month period as a result of borrowings in connection with the Acquisitions.

         Equity in net income of unconsolidated affiliates increased to $1.3 million from a loss of $7.2 million during the 1996 three-month period. The Company's unconsolidated affiliates include several cable television operators which incur high levels of depreciation, amortization and interest expenses. This increase was primarily due to Raystay Co., which realized a gain on the sale of cable systems and Videopole, whose loss decreased $2.4 million to $1.3 million.

         EBITDA increased 45.3% to $51.0 million in the 1997 three-month period as compared to the 1996 three-month period. The Acquisitions accounted for $15.4 million, a 43.9% increase, while $0.5 million, a 1.4% increase, was attributable to internal customer growth. EBITDA as a percentage of revenue increased to 45.2% from 43.7% as a result of EBITDA from the Core Cable Television Operations constituting a greater percentage of consolidated EBITDA.

Core Cable Television Operations

         Revenues increased 44.7% to $100.0 million in the 1997 three-month period as compared to the 1996 three-month period. The Acquisitions accounted for $28.0 million, a 40.5% increase. At March 31, 1997, the Company had approximately 972,700 basic customers and passed approximately 1,341,200 homes as compared to approximately 897,200 basic customers and approximately
1,236,200 homes passed at March 31, 1996. Excluding basic customers added in the Turnersville Acquisition, the systems owned at March 31, 1997 added approximately 4,300 basic customers during the quarter for an annualized internal growth rate of 1.8%. The Turnersville Acquisition added approximately 36,900 basic customers. Premium service revenues grew by 17.8% to $18.7 million, $4.2 million of which was attributable to the Acquisitions. Premium units increased by 8.8% to approximately 616,600 compared to the same period in the prior year primarily due to the Acquisitions.

         Operating expenses increased 48.1% to $81.4 million (81.4% of Core Cable Television Operations revenues) in the 1997 three-month period. The Acquisitions accounted for $23.4 million, a 42.6% increase, while 5.5% resulted from costs associated with the internal customer growth and increased costs. The increase was comprised of the following: (i) service expense increase of 73.3% to $8.7 million (8.7% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses, $2.4 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 45.4% to $23.5 million (23.5% of Core Cable Television Operations revenues), $6.1 million of which was attributable to the Acquisitions; (iii) selling, general and administrative expense increase of 34.3% to $18.2 million (18.2% of Core Cable Television Operations revenues), $4.0 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 53.1% to $31.0 million (31.0% of Core Cable Television Operations revenues), $10.9 million of which was attributable to the Acquisitions.

         EBITDA increased 45.9% to $50.6 million in the 1997 three-month period compared to the 1996 three-month period. Of this increase, 44.4% was attributable to the Acquisitions. The EBITDA margin increased to 50.6% from 50.2% in the 1996 three-month period.

Unrestricted Subsidiaries

         The largest of the Company's Unrestricted Subsidiaries are MicroNet, Inc. (MicroNet), StarNet Inc. (StarNet) and Radius Communications (Radius). Revenues increased 13.0% to $12.8 million in the 1997 three-month period as compared to the 1996 three-month period.

         Operating expenses increased 14.2% to $14.5 million (113.7% of Unrestricted Subsidiaries revenues) in the 1997 three-month period as compared to the 1996 three-month period. This increase was comprised of the following:
(i) service expense and direct costs increase of 15.6% to $7.3 million (57.2% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense increase of 11.6% to $5.1 million (40.2% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization increase of 15.7% to $2.1 million (16.3% of Unrestricted Subsidiaries revenues).

         EBITDA was $0.4 million in both the 1997 three-month period and the 1996 three-month period, and the operating loss was $1.7 million as compared to $1.4 million.

         MicroNet revenues increased 44.5% to $5.2 million in the 1997 three-month period as compared to the 1996 three-month period. The growth was primarily due to increased activity in satellite transmission services and increased tower rental revenue. Selling, general and administrative expenses decreased by 9.4% to $0.9 million due to a reduction in marketing and management salaries. Operating income was $2.4 million in the 1997 three-month period as compared to $1.2 million for the 1996 three-month period.

         StarNet revenues decreased by 37.4% to $1.5 million in the 1997 three-month period as compared to the 1996 three-month period, primarily due to a decrease in service revenue caused by the contribution of The Barker(R) service to Sneak PreVue LLC in September, 1996. Direct costs decreased 69.4% to $1.0 million due primarily to the reduction of operational expenses associated with The Barker (R) service. Technical expenses increased by 60.9% to $0.2 million due to the development of digital inserter equipment intended to be produced for Radius. Depreciation expense decreased by 48.1% to $0.2 million as a result of the contribution of The Barker (R) service's assets. Operating loss was $0.6 million in the 1997 three-month period as compared to $0.8 million for the 1996 three-month period.

         Radius began operations on February 12, 1996. In addition, it purchased the assets which contribute a significant portion of its revenues and expenses on September 30, 1996. For these reasons no meaningful comparison can be made between the three-month periods ended March 31, 1997 and 1996. For the three-month period ended March 31, 1997 Radius had revenue of $5.1 million. It had expenses of $5.5 million, comprised of the following: affiliate fees of $2.4 million, production and programming expenses of $0.6 million, selling, general and administrative expenses of $2.1 million, and depreciation and amortization of $0.4 million. Its operating loss was $0.4 million for the period.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued its Statements 125 and 127 on accounting for transfers and servicing of financial assets and extinguishments of liabilities and Statement 126 which exempts certain nonpublic entities from certain financial instrument disclosure. These Statements will not apply to the Company.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings. At March 31, 1997, the Company had aggregate total indebtedness of approximately $1,380.1 million, which included bank debt at the subsidiary level of approximately $7.0 million. The Company's senior indebtedness of approximately $1,079.9 million consisted of: (i) three debt obligations in the amount of approximately $60.0 million, $21.0 million and $13.1 million (collectively, the "Private Placement Notes");
(ii) $686.3 million of 8 3/8% Notes; (iii) $290 million under a bank credit facility dated as of June 27, 1996 (the "Bank Credit Facility"); and (iv) obligations under capital leases of approximately $9.5 million. The Bank Credit Facility consists of a $150.0 million term loan facility and a $300.0 million revolving credit facility. At March 31, 1997, the term loan was fully drawn and $140.0 million was drawn under the revolving credit facility.

         At March 31, 1997, the only outstanding senior subordinated indebtedness was the Company's Subordinated Notes in the amount of $293.2 million.

The Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations when due on its indebtedness. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by any of the Company's subsidiaries except MicroNet.

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges, was approximately $18.0 million for the three-month period ended March 31, 1997 compared to approximately $16.2 million for the three-month period ended March 31, 1996. The increase was primarily the net result of increased cash flow from the Acquisitions and increased revenue per customer offset by increased interest expense incurred as a result of borrowings made in connection with the Acquisitions and investments in Australis. During the 1997 three-month period, the Company was required to make interest payments of approximately $8.5 million on outstanding debt obligations, whereas in the 1996 three-month period, the Company was required under its then existing debt obligations to make interest payments of approximately $3.9 million. This increase was primarily attributable to increased debt incurred by the Company in connection with the Acquisitions and the Australis investments in 1996.

         On January 6, 1997, the Company made an investment of approximately $6.6 million in Videopole. During 1997, the Company is obligated to make an additional investment of approximately $2.8 million in Videopole.

         On January 10, 1997, the Company completed the Turnersville Acquisition for approximately $84.5 million. The Company funded the acquisition from borrowings under the Bank Credit Facility ($75.0 million) and available cash ($9.5 million).

         Future minimum lease payments under all capital leases and noncancellable operating leases for each of the years 1997 through 2001 are $9.2 million (of which $890,000 is payable to a principal stockholder), $8.9 million (of which $938,000 is payable to a principal stockholder), $7.3 million (of which $988,000 is payable to a principal stockholder), $5.8 million (of which $1,040,000 is payable to a principal stockholder), and $4.5 million (of which $1,095,000 is payable to a principal stockholder).

         The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2011. Management bases its expectation on its belief that depreciation and amortization expense will level off and that interest expense will decline as debt is repaid, resulting in higher levels of pretax income.

         The Company is party to several interest rate swap agreements (in an aggregate amount of $300 million) to convert a portion of the Company's fixed rate debt to a LIBOR based rate, thereby obtaining the benefits of long-term funds while paying a rate of interest based on the cost of short-term funds. The Company does not otherwise ordinarily enter into interest rate or currency hedge agreements.

         In connection with the refinancing of Australis Media Ltd. ("Australis") on October 31, 1996, the Company purchased $71,339,000 15% Senior Secured Discount Notes due 2002 of Australis Holdings Pty. Ltd. and related warrants for Australis stock (collectively, the "Notes"). For a further description of the Company's holdings in Australis and the refinancing transaction, see the Company's financial statements included elsewhere in this report as well as the Company's report on Form 10-K for the year ended December 31, 1996. The Company paid $40.0 million to purchase the Notes. As of the date hereof, the Company has sold Notes representing approximately 80% of its investment and intends to use the proceeds to reduce senior indebtedness.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which may not exceed $33.5 million. The Company is currently in discussions with Australis and the beneficiaries under the guarantees with regard to providing such letters of credit in the aggregate amount of $33.5 million with a term of five years. The Company is permitted to issue the letters of credit under the Bank Credit Facility subject to compliance with the covenants. If the letters of credit are issued, the Company will require Australis to agree to reimburse the Company for any draws made under the letters of credit as well as certain fees and expenses incurred in connection therewith and to secure its obligations by granting the Company a fourth security position in all of Australis' assets after the Australian Government, the holders of the Australis Notes and the holders of Australis' subordinated notes. At March 31, 1997, the amount subject to the guarantee under the license agreements was approximately $57.9 million.

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit when and if issued by the Company with respect to the guarantees. Effective March 6, 1997, however, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee.

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

Part II.   Other Information

Item 6.    EXHIBITS AND REPORTS ON FORM 8K

           (a)   Exhibits.

           The following Exhibits are furnished as part of this Report:

Exhibit
Number            Title or Description
-------           --------------------
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

 ##10.42      Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

  +21.        Subsidiaries of the Company.

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

   +++        Incorporated  by reference to the Company's  Registration  Statement on Form S-4, No.  333-09631,
              dated August 6, 1996.


     #        Incorporated by reference to the Company's Report on Form 10-Q, dated November 14, 1996, for the quarter ended September 30, 1996.

    ##        Incorporated by reference to the Company's Report on Form 10-K, dated March 22, 1997, for the year ended December 31, 1996.

              (b)  Reports on Form 8-K.

              None.

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LENFEST COMMUNICATIONS, INC.


DATE:  May 14, 1997               By:   /s/ Harry F. Brooks
                                        ----------------------------------------
                                        Harry F. Brooks
                                        Executive Vice President (authorized
                                        officer and Principal Financial Officer)