Form 10-Q
period 1997-06-30
LENFEST COMMUNICATIONS INC
filed 1997-08-14
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ----------  ----------


                         Commission file number 33-96804
                                               ----------


                          LENFEST COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         23-2094942
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

                       1105 North Market St., Suite 1300,
                                 P. O. Box 8985,
                               Wilmington, Delaware       19899
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 13, 1997: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index

Part I.  Financial Information                                                   Page
                                                                                 ----
     Item 1.  Financial Statements

              Report on Review by Independent Certified Public Accountants         2

              Condensed Consolidated Balance Sheets as of June 30, 1997
              (unaudited) and as of December 31, 1996                              3

              Consolidated Statements of Operations for the three months and six months ended June 30, 1997 (unaudited) and June 30, 1996
              (unaudited)                                                          5

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 1997 (unaudited) and June 30, 1996 (unaudited)              6

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                          8

              Statement by Management Concerning Review of Interim Financial
              Information by Independent Certified Public Accountants             17

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                               18

Part II.  Other Information

     Item 5.  Other Information                                                   24

     Item 6.  Exhibits and Reports on Form 8-K                                    24

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, as restated, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the financial statements, the Company has entered into an agreement to sell substantially all of the assets of MicroNet, Inc. and MicroNet Delmarva Associates, LP, wholly owned subsidiaries of the Company. Prior period financial statements have been restated to reflect the continuing operations of the Company.



/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
August 8, 1997

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                                                         June 30,             December 31,
                                                                                           1997                   1996
                                                                                       --------------         --------------
                                                                                        (Unaudited)                (*)
ASSETS

  Cash and cash equivalents                                                            $       4,313          $      19,162

  Marketable securities                                                                       38,313                 79,830

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $2,275 in 1997 and $1,985 in 1996                                    24,525                 19,885

  Inventories                                                                                  2,771                  2,757

  Prepaid expenses                                                                             2,830                  2,364

  Property and equipment, net of accumulated depreciation
   of $326,553 in 1997 and $288,869 in 1996                                                  410,249                372,387

  Investments, principally in affiliates, and related receivables                             58,999                 51,743

  Goodwill, net of amortization of $26,942 in 1997 and
   $25,202 in 1996                                                                            72,350                 74,404

  Deferred franchise costs, net of amortization of $166,016 in
   1997 and $144,563 in 1996                                                                 532,668                494,568

  Other intangible assets, net of amortization of $14,032 in 1997
   and $11,540 in 1996                                                                        23,723                 24,908

  Deferred Federal tax asset, net                                                             59,859                 52,257

  Net assets of discontinued operations                                                       20,480                 20,971

  Other assets                                                                                 3,786                  6,552
                                                                                       --------------         --------------




                                                                                       $   1,254,866          $   1,221,788
                                                                                       ==============         ==============




(*)  Condensed from audited financial statements.





See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)





                                                                                         June 30,             December 31,
                                                                                           1997                   1996
                                                                                       --------------         --------------
                                                                                        (Unaudited)                (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                   $   1,357,687          $   1,312,863

  Accounts payable and accrued expenses - unrelated parties                                   44,363                 38,781

  Accounts payable - affiliate                                                                12,762                 12,855

  Deferred state tax liability                                                                 8,816                  9,066

  Customer service prepayments and deposits                                                    8,120                  8,614

  Investment in Garden State Cablevision, L.P.                                                76,293                 72,454
                                                                                       --------------         --------------

                                         TOTAL LIABILITIES                                 1,508,041              1,454,633

MINORITY INTEREST in equity of consolidated subsidiaries                                         381                    945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                          2                      2

  Additional paid-in capital                                                                  50,747                 50,747

  Unrealized (loss) on marketable securities, net of deferred
    taxes                                                                                    (10,898)                (9,866)

  Accumulated deficit                                                                       (293,407)              (274,673)
                                                                                       --------------         --------------
                                                                                            (253,556)              (233,790)
                                                                                       --------------         --------------




                                                                                       $   1,254,866          $   1,221,788
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                               ------------------------------       ------------------------------
                                                                  1997              1996               1997              1996
                                                               ------------     -------------       ------------     -------------

REVENUES                                                          $ 112,117        $ 101,029        $ 219,785        $ 177,865

OPERATING EXPENSES
  Service                                                             9,151            7,704           17,906           12,755
  Programming - from affiliate                                       15,594           14,059           31,281           25,315
  Programming - other cable                                           8,277            6,311           16,052           11,192
  Selling and marketing                                               4,586            4,429            8,674            7,591
  General and administrative                                         20,744           16,484           39,046           30,472
  Direct costs - non-cable                                            5,112            4,810           10,565            9,679
  Depreciation                                                       19,486           17,052           38,118           30,406
  Amortization                                                       12,435           11,446           25,949           19,199
                                                                  ---------        ---------        ---------        ---------
                                                                     95,385           82,295          187,591          146,609
                                                                  ---------        ---------        ---------        ---------

                  OPERATING INCOME                                   16,732           18,734           32,194           31,256

OTHER INCOME (EXPENSE)
  Interest expense                                                  (29,000)         (27,722)         (60,864)         (47,521)
  Equity in net (losses) of unconsolidated
    affiliates                                                       (2,110)          (2,022)            (818)          (9,207)
  Recognized (loss) on decline in market value
    of securities - Australis Media Limited                            --            (66,945)            --            (66,945)
  Provision for reduction in value of note
   receivable and accrued interest                                     --            (19,685)            --            (19,685)
  Gain on disposition of partnership interest                          --               --               --              7,210
  Other income and expense (net)                                        848             (297)           1,358            3,435
                                                                  ---------        ---------        ---------        ---------
                                                                    (30,262)        (116,671)         (60,324)        (132,713)
                                                                  ---------        ---------        ---------        ---------

                  (LOSS) BEFORE INCOME TAXES                        (13,530)         (97,937)         (28,130)        (101,457)

INCOME TAX BENEFIT                                                    3,860            3,044            8,126            3,390
                                                                  ---------        ---------        ---------        ---------

(LOSS) FROM CONTINUING OPERATIONS                                    (9,670)         (94,893)         (20,004)         (98,067)

DISCONTINUED OPERATIONS
  Income (loss) from operations of MicroNet,
    Inc. to be disposed of (net of applicable income
    taxes of $526 in 1997 and $94 in 1996)                              397             (264)           1,270             (257)
                                                                  ---------        ---------        ---------        ---------

(LOSS) BEFORE EXTRAORDINARY LOSS                                     (9,273)         (95,157)         (18,734)         (98,324)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of applicable
   income taxes of $1,337                                              --             (2,484)            --             (2,484)
                                                                  ---------        ---------        ---------        ---------

                  NET (LOSS)                                         (9,273)         (97,641)         (18,734)        (100,808)

BEGINNING  ACCUMULATED DEFICIT                                     (284,134)        (147,078)        (274,673)        (143,911)
                                                                  ---------        ---------        ---------        ---------

ENDING ACCUMULATED DEFICIT                                        $(293,407)       $(244,719)       $(293,407)       $(244,719)
                                                                  =========        =========        =========        =========


See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       ----------------------------------
                                                                                           1997                1996
                                                                                       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                          $ (18,734)             $(100,808)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                                      64,067                 49,605
      Extraordinary loss                                                                   --                    3,821
      Accretion of debt discount                                                            999                    308
      Accretion of discount on marketable securities (net)                                 (477)                  --
      Net (gains) losses on sales of marketable securities                                   50                   (307)
      Recognized loss on decline in market value of securities                             --                   66,945
      Provision for potential reduction in note receivable and
        accrued interest                                                                   --                   19,685
      (Gain) on disposition of partnership interest                                        --                   (7,210)
      Deferred income tax (benefit)                                                      (8,200)                (6,300)
      (Gain) on sale of property and equipment                                             (107)                   (27)
      Equity in net losses of unconsolidated affiliates                                     818                  9,207
      Minority interest                                                                    (564)                  (943)
      Change in net assets of discontinued operations                                       491                    659
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                (4,640)                  (571)
      Accrued interest receivable                                                          --                   (1,155)
      Inventories                                                                           (14)                 1,123
      Prepaid expenses                                                                   (1,066)                   226
      Other assets                                                                        2,766                   (429)
      Accounts payable and accrued expenses:
        Affiliate                                                                           (93)                10,381
        Unrelated parties                                                                 6,182                 (4,035)
      Customer service prepayments and deposits                                            (494)                 1,359
                                                                                      ---------              ---------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES          40,984                 41,534
                                                                                      ---------              ---------














See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                       -------------------------------------
                                                                                           1997                   1996
                                                                                       --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                        $     (84,500)        $    (604,032)
  Non cable acquisitions                                                                           -                (1,100)
  Purchases of property and equipment                                                        (50,630)              (19,611)
  Purchases of marketable securities                                                            (553)                 (326)
  Proceeds from sales of property and equipment                                                  107                   182
  Proceeds from sales of marketable securities                                                41,813                 1,662
  Loans to Australis Media Limited                                                                 -               (34,030)
  Proceeds from note receivable                                                                    -                15,500
  Investments in unconsolidated affiliates                                                    (6,592)               (2,761)
  Distributions from unconsolidated affiliates                                                    75                   236
  (Increase) in other intangible assets - investing                                           (1,313)               (1,076)
  Loans and advances to unconsolidated affiliates                                               (698)                 (121)
  Loans and advances from unconsolidated affiliates                                            2,980                 1,145
                                                                                       -------------         -------------

                                                             NET CASH (USED BY)
                                                           INVESTING ACTIVITIES              (99,311)             (644,332)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                          105,000               907,201
  Early extinguishment of debt                                                                      -             (448,821)
  Other debt reduction:
    Notes                                                                                    (60,500)              (10,500)
    Obligations under capital leases                                                            (675)                  (36)
    (Increase) in other intangible assets - financing                                           (347)               (6,392)
                                                                                       -------------         -------------

                                                           NET CASH PROVIDED BY
                                                           FINANCING ACTIVITIES               43,478               441,452
                                                                                       -------------         -------------

                                                         NET (DECREASE) IN CASH              (14,849)             (161,346)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                   19,162               164,422
                                                                                       -------------         -------------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD        $       4,313         $       3,076
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of June 30, 1997, the consolidated results of operations for the three and six months ended June 30, 1997 and 1996, and consolidated cash flows for the six months ended June 30, 1997 and 1996.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 26, 1997. The results of operations for the periods ended June 30, 1997 and 1996, are not necessarily indicative of operating results for the full year.

Prior period financial statements have been restated to reflect the continuing operations of the Company.

NOTE 2 - DISCONTINUED OPERATIONS

As of July 8, 1997, Suburban Cable TV Co. Inc. ("Suburban Cable"), a wholly-owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets of MicroNet, Inc. ("MicroNet") and MicroNet Delmarva Associates, LP and certain assets of Suburban Cable, Lenfest Atlantic, Inc. and Lenfest New Castle County, Inc. related to their tower rental and microwave service businesses. The purchase price is approximately $70.3 million, subject to adjustments. It is anticipated that the sale will close late in the fourth quarter of this year. The sale represents the disposition of a major segment of the Company's tower rental and microwave service businesses. The net assets of MicroNet have been separately classified in the accompanying consolidated balance sheets and consist of the following at June 30, 1997 and December 31, 1996:

                                                       June 30,             December 31,
                                                         1997                  1996
                                                     --------------        --------------
                                                         (Dollars in thousands)
Cash                                                 $       2,724        $       1,471
Accounts receivable                                          1,993                2,916
Prepaid expenses                                               299                  460
Property and equipment                                      16,078               16,642
Goodwill                                                     3,863                4,120
Other intangible assets                                      1,003                1,168
Deferred federal tax asset                                   3,363                3,363
Other assets                                                    77                   60
Notes payable                                               (7,000)              (7,000)
Accounts payable and accrued expenses                       (1,252)              (1,596)
Deferred state tax liability                                   (99)                 (99)
Customer service prepayments                                  (569)                (534)
                                                     -------------        -------------

                                                     $      20,480        $      20,971
                                                     =============        =============



                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 DISCONTINUED OPERATIONS, (continued)

Operating results of MicroNet for the three month and six month periods ended June 30, 1997 and 1996, are shown separately in the accompanying consolidated statements of operations and consists of the following:

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                        ------------------------------       -----------------------------
                                                           1997              1996               1997             1996
                                                        ------------     -------------       ------------     ------------

Revenues                                                $     4,328     $      3,269         $     9,396     $     6,800
Operating expenses                                           (2,721)          (2,442)             (5,504)         (4,884)
Depreciation and amortization                                  (888)            (927)             (1,776)         (1,832)
                                                        -----------     ------------         -----------     -----------

                          OPERATING INCOME (LOSS)               719             (100)              2,116              84

Interest expense                                               (180)            (265)               (350)           (450)
Other income                                                     18               11                  30              15
Income tax (expense) benefit                                   (160)              90                (526)             94
                                                        -----------     ------------         -----------     -----------

                                NET INCOME (LOSS)       $       397     $       (264)        $     1,270     $      (257)
                                                        ===========     ============         ===========     ===========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment assembled and sold by the Company's non-cable wholly owned subsidiaries.

Inventories are summarized as follows:

                                                                                 June 30,             December 31,
                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                   (Dollars in thousands)
Raw materials                                                                  $       2,517         $       2,285
Finished goods and work-in process                                                       254                   472
                                                                               --------------        --------------

                                                                               $       2,771         $       2,757
                                                                               ==============        ==============

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Cash paid during the period for
  Interest                                                                     $      60,524         $      46,139
                                                                               ==============        ==============

  Income taxes                                                                 $       1,522         $           -
                                                                               ==============        ==============


                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, (continued)

Supplemental Schedule Relating to Acquisitions

                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Property and equipment                                                         $      25,350         $     168,792
Goodwill and other intangible assets                                                       -                29,336
Deferred franchise costs                                                              59,150               398,260
Equity interests in affiliates                                                             -                 2,877
Other assets                                                                               -                 5,867
                                                                               -------------         --------------

                                                                               $      84,500         $     605,132
                                                                               =============         ==============

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

NOTE 5 - NEW BUSINESS AND ACQUISITIONS

On January 10, 1997, the Company acquired a cable television system from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., for approximately $84,500,000, subject to certain adjustments. The system, located in Turnersville, New Jersey, passed approximately 47,000 homes and served approximately 36,900 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded in part by borrowings under the bank credit facility.

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


NOTE 5 - NEW BUSINESS AND ACQUISITIONS, (continued)


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

On April 30, 1996, the Company acquired from Tri-County Cable Television Company, an affiliate of Time Warner, its Salem, NJ cable television system for approximately $16,000,000. The system passed approximately 10,600 homes and served approximately 7,700 basic customers. On the same date, the Company acquired from Shore Cable Company of New Jersey its Ventnor, NJ cable television system for approximately $11,000,000. The system passed approximately 6,100 homes and served approximately 5,000 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by borrowings under the bank credit facility existing at that date.

On February 29, 1996, the Company acquired the assets of four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounted for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The Company paid for the assets of a fifth system, located in Gettysburg, PA, but did not take title. The Company was managing the system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996.

In February 1996, the Company completed an exchange transaction with a subsidiary of Tele-Communications, Inc. ("TCI") whereby the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000 for the assets of a cable television system, serving Wilmington, Delaware and surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value has been included in the statements of operations. The acquisition of the assets of these cable systems was financed with proceeds from the Company's public offering of debt in November 1995.

On February 12, 1996, the Company purchased the Philadelphia area assets of Cable AdNet, Inc., a subsidiary of TCI for approximately $1,100,000.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 6 - MARKETABLE SECURITIES

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

The aggregate cost basis and market values of the securities at June 30, 1997 and December 31, 1996 are as follows:

                                                                                           Gross
                                                                    Aggregate           Unrealized
                                                                      Cost                 Gain                 Fair
                                                                      Basis               (Loss)                Value
                                                                  --------------       --------------       --------------
June 30, 1997                                                                     (Dollars in thousands)
Australis Media Limited common stock                              $      10,885        $      (3,831)       $       7,054
Australis Media Limited convertible debentures                           33,687               (8,300)              25,387
Other marketable equity securities                                        3,974                1,898                5,872
                                                                  --------------       --------------       --------------
                                                                  $      48,546        $     (10,233)       $      38,313
                                                                  ==============       ==============       ==============

December 31, 1996
Australis Media Limited common stock                              $      10,885        $      (2,505)       $       8,380
Australis Media Limited convertible debentures                           33,687               (7,952)              25,735
Australis Holdings Pty Limited senior secured
 discount notes                                                          41,026                    -               41,026
Other marketable equity securities                                        3,781                  908                4,689
                                                                  --------------       --------------       --------------
                                                                  $      89,379        $      (9,549)       $      79,830
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

On October 31, 1996, the Company purchased senior secured discount notes of Australis Holdings Pty Limited, with a face value of $71,339,000 and 71,339 warrants of Australis for an aggregate of $40,000,000. These discount notes and warrants were sold in May 1997, for $41,503,000. In connection with the Australis long-term financing, the Company purchased 43,482,000 shares of voting stock and 49,188,779 non-voting debentures for $40,000,000. At the time of the transaction, these securities had a fair value of $13,600,000, and the Company recognized a loss of $26,400,000.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 6 - MARKETABLE SECURITIES, (continued)

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

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all of the Company's securities are classified as available for sale. Net realized gains (losses) from the sale of marketable securities, in the amount of $(27,000) and $307,000 are included in the accompanying consolidated statements of operations for the six months ended June 30, 1997 and 1996, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

NOTE 7 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 204,000 customers in southern New Jersey at June 30, 1997. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $76,293,000 and $72,454,000 at June 30, 1997 and December 31, 1996, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the six months ended June 30, 1997 and 1996, is as follows:

                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Results of Operations
Revenues                                                                       $      54,546         $      49,469
Operating expenses                                                                   (23,022)              (21,682)
Depreciation and amortization                                                        (22,892)              (24,169)
                                                                               --------------        --------------

                                                       OPERATING INCOME                8,632                 3,618

Interest expense                                                                     (11,364)               (8,382)
Other expense                                                                         (3,273)               (2,968)
                                                                               --------------        --------------

                                                               NET LOSS        $      (6,005)        $      (7,732)
                                                                               ==============        ==============



                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 8 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at June 30, 1997 and December 31, 1996:


                                                                                 June 30,              December 31,
                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)

8 3/8% senior notes due November 1, 2005                                       $     686,514         $     685,970
10 1/2% senior subordinated notes due June 15, 2006                                  293,600               293,105
Bank credit facility                                                                 285,000               230,000
11.30% senior promissory notes due September 1, 2000                                  60,000                60,000
11.84% senior promissory notes due May 15, 1998                                       10,500                21,000
9.93% senior promissory notes due September 30, 2001                                  13,125                13,125
Obligations under capital leases                                                       8,948                 9,663
                                                                               --------------        --------------

                                                                               $   1,357,687         $   1,312,863
                                                                               ==============        ==============


NOTE 9 - CORPORATE INCOME TAXES

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



NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

H.F. Lenfest, on behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses and with the provision of one or more letters of credit, which letters of credit may not exceed $33.5 million. The Company has terminated discussions with Australis concerning the Company providing the letters of credit. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Company's bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued with respect to the guarantees. Effective March 6, 1997, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have indemnified Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 10 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $541 million as of June 30, 1997). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company is obligated to purchase additional shares of Videopole stock at a total of 15.6 million French francs (approximately $2.7 million as of June 30, 1997) in 1997. The Company's future commitment in dollars is subject to change in the exchange rate.

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




The June 30, 1997 and 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and EBITDA for the three and the six months ended June 30, 1997 primarily due to increases in monthly revenue per customer and internal customer growth. As used herein, "EBITDA" represents consolidated net income plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1996

CONSOLIDATED RESULTS

         Revenues for the Company increased 11.0% to $112.1 million for the 1997 three-month period as compared to the 1996 three-month period, primarily as a result of a 12.9% increase in revenues from the Company's Core Cable Television Operations. The increase in revenue was primarily attributable to rate increases and an increase in the number of customers through internal customer growth and the Turnersville Acquisition.

         Operating expenses increased 15.9% to $95.4 million (85.1% of total revenues) in the 1997 three-month period as compared to the 1996 three-month period primarily due to Core Cable Television Operations. The increase was comprised of the following: (i) service expense and direct costs increase of 14.0% to $14.3 million (12.7% of total revenues); (ii) cable programming expense increase of 17.2% to $23.9 million (21.3% of total revenues); (iii) selling, general and administrative expense increase of 21.1% to $25.3 million (22.6% of total revenues); and (iv) depreciation and amortization increase of 12.0% to $31.9 million (28.5% of total revenues).

         Loss before income taxes decreased to $13.5 million in the 1997 three-month period from $97.9 million in the 1996 three-month period. The decrease in loss was primarily attributable to the 1996 loss associated with the write down of the Company's investment in Australis of $86.6 million. Without the write down, the loss during the 1996 three-month period would have been $11.3 million.

         Interest expense increased 4.6% to $29.0 million due to an increase in average indebtedness to $1,372.4 million for the 1997 three-month period from $1,269.7 million for the 1996 three-month period as a result of borrowings in connection with the Turnersville Acquisition and the investments in Australis Media Limited ("Australis") made on October 31, 1996.

         Equity in net losses of unconsolidated affiliates increased 4.4% to $2.1 million primarily due to losses from recently acquired equity interests in Hyperion Telecommunications and Sneak Prevue L.L.C.

         EBITDA increased 5.2% to $50.4 million in the 1997 three-month period as compared to the 1996 three-month period. EBITDA margin decreased to 45.0% from 47.5%.

Core Cable Television Operations

         At June 30, 1997, the Company had approximately 988,300 basic customers and passed approximately 1,349,200 homes as compared to approximately 919,000 basic customers and approximately 1,265,700 homes passed at June 30, 1996. Excluding basic customers added in the Turnersville Acquisition and seasonal customers of approximately 7,000, the systems owned at June 30, 1997 added approximately 7,900 basic customers for an annualized internal growth rate of 3.4%. Revenues increased 12.9% to $104.4 million in the 1997 three-month period as compared to the 1996 three-month period. The increase in revenue was primarily attributable to rate increases, internal customer growth and the addition of approximately 36,900 basic customers as a result of the Turnersville Acquisition.

       Operating expenses increased 16.1% to $83.7 million (80.2% of Core Cable Television Operations revenues) in the 1997 three-month period primarily as a result of the Turnersville Acquisition. The increase was comprised of the following: (i) service expense increase of 18.8% to $9.1 million (8.7% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses; (ii) cable programming expense increase of 17.2% to $23.9 million (22.9% of Core Cable Television Operations revenues); (iii) selling, general and administrative expense increase of 23.3% to $20.2 million (19.4% of Core Cable Television Operations revenues); and (iv) depreciation and amortization increase of 10.3% to $30.5 million (29.2% of Core Cable Television Operations revenues).

         EBITDA increased 8.6% to $52.9 million in the 1997 three-month period compared to the 1996 three-month period. The EBITDA margin decreased to 50.7% from 52.7% in the 1996 three-month period due to selling, general and administrative expenses increasing at a greater rate than revenues.

Unrestricted Subsidiaries

         As of July 8, 1997, Suburban Cable TV Co. Inc. ("Suburban Cable"), a wholly-owned subsidiary of the Company, entered into an agreement to sell substantially all of the assets of MicroNet, Inc. ("MicroNet") and MicroNet Delmarva Associates, LP ("MicroNet Delmarva") and certain assets of Suburban Cable, Lenfest Atlantic, Inc. and Lenfest New Castle County, Inc. related to their tower rental and microwave service businesses. The purchase price is approximately $70.3 million, subject to adjustments. It is anticipated that the sale will close late in the fourth quarter of this year. Effective with the three-month period ended June 30, 1997, the Company's Unrestricted Subsidiary, MicroNet, is accounted for as discontinued operations. The revenues and expenses of MicroNet are not included with the consolidated revenues and expenses of the Company, but are reflected as income (loss) from discontinued operations. The prior period financial statements have been restated to reflect the continuing operations of the Company.

         The largest of the Company's remaining Unrestricted Subsidiaries are StarNet, Inc. ("StarNet") and Radius Communications ("Radius"). Revenues for the Unrestricted Subsidiaries decreased 9.5% to $7.7 million in the 1997 three-month period as compared to the 1996 three-month period.

         Operating expenses increased 14.4% to $11.7 million (150.4% of Unrestricted Subsidiaries revenues) in the 1997 three-month period as compared to the 1996 three-month period. The increase was comprised of the following: (i) service expense and direct costs increase of 6.3% to $5.2 million (66.0% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense increase of 13.3% to $5.1 million (65.9% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization increase of 65.2% to $1.4 million (18.5% of Unrestricted Subsidiaries revenues).

         EBITDA was negative $2.5 million in the 1997 three-month period and negative $0.8 million in the 1996 three-month period, and the operating loss was $3.9 million as compared to $1.6 million.

         StarNet revenues decreased by 41.8% to $1.1 million in the 1997 three-month period as compared to the 1996 three-month period, primarily due to a decrease in network advertising revenue during the Company's transition to Customized NuStar service. Direct costs decreased 38.9% to $1.0 million due to decreased manufacturing activities related to StarNet's multimedia equipment and services. Technical expenses decreased by 9.7% to $0.1 million due to the reduced use of contracted employees. Selling, general and administrative expenses decreased 43.4% to $0.5 million due to the reduction of the Company's administrative department. Depreciation expense decreased by 24.3% to $0.3 million as a result of the contribution of assets related to the Company's Barker(R) service from StarNet to Sneak Prevue, L.L.C., a partnership between StarNet and Sneak Prevue, Inc. Operating loss was $0.7 million in the 1997 three-month period as compared to $1.0 million for the 1996 three-month period.

         Radius began operations on February 12, 1996. In addition, on September 30, 1996 it purchased assets which contribute a significant portion of its revenues and expenses. For these reasons, no meaningful comparison can be made between the three-month periods ended June 30,1997 and 1996. For the three month period ended June 30, 1997, Radius had revenues of $6.6 million. Expenses were comprised of: affiliate fees of $3.0 million, production and programming expenses of $0.5 million, selling, general, and administrative expenses of $2.3 million and depreciation and amortization of $0.5 million. Its operating income was $0.3 million for the period.

         The income from discontinued operations of MicroNet was $0.4 million for the 1997 three-month period compared to a loss of $0.3 million for the 1996 three-month period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1996

CONSOLIDATED RESULTS

         Revenues for the Company increased 23.6% to $219.8 million for the 1997 six-month period as compared to the 1996 six-month period, primarily as a result of a 26.5% increase in revenues from the Company's Core Cable Television Operations. The increase in revenue was a result of the realization of the full effect of the TCI Exchange and the Sammons Acquisition (completed near the end of the first quarter of 1996), the Salem and Shore Acquisitions (completed in the middle of the second quarter of 1996) and the Turnersville Acquisition completed on January 10, 1997 (collectively, the "Acquisitions"). The Acquisitions, including revenue growth added after the completion of the Acquisitions, accounted for $35.4 million, a 19.9% increase. Rate increases and internal customer growth accounted for $6.5 million, a 3.7% increase.

         Operating expenses increased 28.0% to $187.6 million (85.3% of total revenues) in the 1997 six-month period as compared to the 1996 six-month period. The Acquisitions accounted for $30.6 million, a 20.9% increase, while $10.4 million, a 7.1% increase, resulted from costs associated with internal growth. These increases were comprised of the following: (i) service expense and direct costs increase of 26.9% to $28.5 million (12.9% of total revenues), $2.8 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 29.6% to $47.3 million (21.5% of total revenues), $9.1 million of which was attributable to the Acquisitions; (iii) selling, general and administrative expense increase of 25.4% to $47.7 million (21.7% of total revenues), $5.5 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 29.2% to $64.1 million (29.2% of total revenues), $13.2 million of which was attributable to the Acquisitions.

         Interest expense increased 28.1% to $60.9 million in the 1997 six-month period as compared to the 1996 six-month period. The increase was primarily the result of an increase in average indebtedness to $1,382.6 million for the 1997 six-month period from $967.2 million for the 1996 six-month period as a result of borrowings in connection with the Acquisitions and the investments in Australis made on October 31, 1996.

         Equity in net losses of unconsolidated affiliates decreased to a loss of $0.8 million from a loss of $9.2 million during the 1996 six-month period. The Company's unconsolidated affiliates include several cable television operators which incur high levels of depreciation, amortization and interest expenses. This decrease was primarily due to Raystay Co., which realized a gain on the sale of cable systems and Videopole, whose loss decreased $2.3 million to $2.6 million.

         During the 1996 six-month period, there was also a $7.2 million gain on disposition of a partnership interest.

         Loss before income taxes decreased to $28.1 million in the 1997 six-month period from $101.5 million in the 1996 six-month period. The decrease was primarily attributable to the 1996 recognized loss on the Company's investment in Australis of $86.6 million. Without the write down, the loss during the 1996 six-month period would have been $14.9 million.

         During the 1996 six-month period, the Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with a bank credit facility that was prepaid with the proceeds of the Company's Subordinated Notes and with initial borrowings under the Bank Credit Facility (See Liquidity and Capital Resources). These charges increased net loss by $2.5 million, net of income tax benefit of $1.3 million.

         EBITDA increased 21.0% to $99.1 million in the 1997 six-month period as compared to the 1996 six-month period. EBITDA margin decreased to 45.1% from 46.1%.

Core Cable Television Operations

         At June 30, 1997, the Company had approximately 988,300 basic customers and passed approximately 1,349,200 homes as compared to approximately 919,000 basic customers and approximately 1,265,700 homes passed at June 30, 1996. Excluding basic customers added in the Turnersville Acquisition and seasonal customers of approximately 7,000, the systems owned at June 30, 1997 added approximately 12,400 basic customers for an annualized internal growth rate of 2.7%. The Turnersville Acquisition added approximately 36,900 basic customers. Revenues increased 26.5% to $204.3 million in the 1997 six-month period as compared to the 1996 six-month period. The Acquisitions accounted for $35.4 million, a 21.9% increase. The increase in revenue was primarily attributable to rate increases and the Turnersville Acquisition.

       Operating expenses increased 30.2% to $165.1 million (80.8% of Core Cable Television Operations revenues) in the 1997 six-month period. The Acquisitions accounted for $30.6 million, a 24.1% increase, while 6.1% resulted from costs associated with the internal customer growth and increased costs. These increases were comprised of the following: (i) service expense increase of 40.4% to $17.9 million (8.8% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses, $2.8 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 29.7% to $47.3 million (23.2% of Core Cable Television Operations revenues), $9.1 million of which was attributable to the Acquisitions; (iii) selling, general and administrative expense increase of 28.3% to $38.4 million (18.7% of Core Cable Television Operations revenues), $5.5 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 29.1% to $61.5 million (30.1% of Core Cable Television Operations revenues), $13.2 million of which was attributable to the Acquisitions.

         EBITDA increased 24.1% to $103.5 million in the 1997 six-month period compared to the 1996 six-month period. Of this increase, 21.5% was attributable to the Acquisitions. The EBITDA margin decreased to 50.7% from 51.6% in the 1996 six-month period due to revenues increasing at a lesser rate than expenses.

Unrestricted Subsidiaries

         The largest of the Company's Unrestricted Subsidiaries are StarNet and Radius. Revenues of the Unrestricted Subsidiaries decreased 5.4% to
$15.4 million in the 1997 six-month period as compared to the 1996 six-month period.

         Operating expenses increased 13.6% to $22.5 million (145.7% of Unrestricted Subsidiaries revenues) in the 1997 six-month period as compared to the 1996 six-month period primarily due to Radius. The increase was comprised of the following: (i) service expense and direct costs increase of 9.1% to $10.6 million (68.4% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense increase of 14.5% to $9.3 million (60.3% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization increase of 31.4% to $2.6 million (17.0% of Unrestricted Subsidiaries revenues).

         EBITDA was negative $4.4 million in the 1997 six-month period and negative $1.5 million in the 1996 six-month period, and the operating loss was $7.0 million as compared to $3.5 million.

         StarNet revenues decreased by 47.0% to $2.2 million in the 1997 six-month period as compared to the 1996 six-month period, primarily due to a decrease in service revenue caused by the contribution of The Barker(R) service to Sneak PreVue LLC in September, 1996 and lost network advertising revenue during the Company's transition to the new Customized NuStar service. Direct costs decreased 40.1% to $2.0 million due primarily to the reduction of operational expenses associated with The Barker (R) service. Technical expenses increased by 26.5% to $0.2 million due to the development of digital inserter equipment intended to be produced for Radius. Selling, general and administrative expense decreased 26.1% to $1.1 million due to eliminating The Barker(R) service and Promoter services in 1996. Operating loss was $1.7 million in the 1997 six-month period as compared to $1.5 million for the 1996 six-month period.

         Radius began operations on February 12, 1996. In addition, on September 30, 1996 it purchased assets which contribute a significant portion of its revenues and expenses. For these reasons, no meaningful comparison can be made between the six-month periods ended June 30,1997 and 1996. For the six month period ended June 30, 1997, Radius had revenues of $11.8 million. Expenses were comprised of the following: affiliate fees of $5.5 million, production and programming expenses of $1.2 million, selling, general, and administrative expenses of $4.4 million and depreciation and amortization of $0.9 million. Its operating loss was $0.1 million for the period.

         The income from the discontinued operations of MicroNet increased to $1.3 million from a loss of $0.3 million during the 1996 six-month period.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (the "FASB") has issued Statement No. 128 "Earnings Per Share". Since the Company's stock is not publicly held, this statement does not apply to the Company. The FASB also issued Statement No. 129 "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997, and also issued Statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statements 130 and 131 are effective for periods beginning after December 15, 1997. Statements 129, 130 and 131, when applied, will provide additional information and disclosures regarding the Company's capital structure, comprehensive income and segments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings. At June 30, 1997, the Company had aggregate total indebtedness of approximately $1,357.7 million, which excluded bank debt at the subsidiary level of $7.0 million. The Company's senior indebtedness of approximately $1,064.1 million consisted of: (i) three debt obligations in the amount of approximately $60.0 million, $10.5 million and $13.1 million (collectively, the "Private Placement Notes"); (ii)$686.5 million of 8 3/8% Notes; (iii) $285.0 million under a bank credit facility dated as of June 27, 1996 (the "Bank Credit Facility"); and (iv) obligations under capital leases of approximately $9.0 million. The Bank Credit Facility consists of a $150.0 million term loan facility and a $300.0 million revolving credit facility. At June 30, 1997, the term loan was fully drawn and $135.0 million was drawn under the revolving credit facility.

         At June 30, 1997, the only outstanding senior subordinated indebtedness was the Company's Subordinated Notes in the amount of $293.6 million. The Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations when due, on its indebtedness. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by any of the Company's subsidiaries except MicroNet.

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges, was approximately $37.9 million for the six-month period ended June 30, 1997 compared to approximately $34.0 million for the six-month period ended June 30, 1996. The increase was primarily the net result of increased cash flow from the Acquisitions and increased revenue per customer offset by increased interest expense incurred as a result of borrowings made in connection with the Acquisitions and investments in Australis. During the 1997 six-month period, the Company was required to make interest payments of approximately $60.5 million on outstanding debt obligations, whereas in the 1996 six-month period, the Company was required under its then existing debt obligations to make interest payments of approximately $46.1 million.

         On January 6, 1997, the Company made an investment of approximately $6.6 million in Videopole. During 1997, the Company is obligated to make an additional investment of approximately $2.7 million in Videopole.

         As of July 8, 1997, Suburban Cable entered into an agreement to sell substantially all of the assets of MicroNet and MicroNet Delmarva and certain assets of Suburban Cable, Lenfest Atlantic, Inc. and Lenfest New Castle County, Inc. related to their tower rental and microwave service businesses. The purchase price is approximately $70.3 million, subject to adjustments. It is anticipated that the sale will close late in the fourth quarter of this year.

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

         The Company is party to several interest rate swap agreements (in an aggregate amount of $300 million) to convert a portion of the Company's fixed rate debt to a LIBOR based rate, thereby obtaining the benefits of long-term funds while paying an effective rate of interest based on the cost of short-term funds. The Company does not otherwise ordinarily enter into interest rate or currency hedge agreements.

         In connection with the refinancing of Australis on October 31, 1996, the Company purchased $71,339,000 15% Senior Secured Discount Notes due 2002 of Australis Holdings Pty. Ltd and related warrants for Australis stock (collectively, the "Notes"). The Company paid $40.0 million to purchase these Notes. As of June 30, 1997, the Company had sold all of its Notes for approximately $41.5 million and used the proceeds to reduce senior indebtedness. For a further description of the Company's holdings in Australis and the refinancing transaction, see the Company's financial statements included elsewhere in this report as well as the Company's report on Form 10-K for the year ended December 31, 1996.

         On July 25, 1997, Australis, The News Corporation, Limited ("News") and Telstra Corporation Limited ("Telstra") signed an agreement to merge Foxtel, one of the two cable television companies in Australia, which is equally owned by News and Telstra, into Australis. After the merger, News and Telstra would have a 66.5% interest in Australis while the other Australis shareholders would retain 33.5% of the merged entity. The agreement is subject to the approval of Australis' shareholders and is expected to close in the fourth quarter of this year.

         In November 1994, H. F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with the provision of one or more letters of credit, which will not exceed $33.5 million. The Company has terminated discussions with Australis concerning the Company providing the letters of credit. At June 30, 1997, the amount subject to the guarantee under the license agreements was approximately $54.9 million.

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued with respect to the guarantees. Effective March 6, 1997, however, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries indemnified Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

         On July 10, 1997, H. F. Lenfest selected Diane A. Lenfest, his daughter, as one of the three directors that Mr. Lenfest has the right to designate. Diane A. Lenfest replaced Samuel W. Morris, Jr., Vice
President/General Counsel of the Company.

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

      +2.9 Asset Purchase Agreement, dated March 28, 1996, between Cable TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc.

      2.10 Asset Purchase Agreement, dated as of July 8, 1997, between Suburban Cable TV Co. Inc. and American Tower Systems, Inc.


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

   +++10.39 First Amendment, dated August 29, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto-Dominion (Texas), Inc.

     #10.40 Second Amendment, dated September 30, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto-Dominion (Texas), Inc.

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

    ##10.42  Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

      10.43 Agreement, dated as of June 5, 1997, by and between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and MicroNet, Inc.

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


                                 LENFEST COMMUNICATIONS, INC.


DATE: August 14, 1997            By: /s/ Harry F. Brooks
                                     -----------------------------------
                                     Harry F. Brooks
                                     Executive Vice President (authorized
                                     officer and Principal Financial Officer)