Form 10-Q
period 1997-09-30
LENFEST COMMUNICATIONS INC
filed 1997-11-14
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark  One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 33-96804
                                                --------


                          LENFEST COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                23-2094942
-------------------------------                               ----------------
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


                                 (302) 427-8602
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 14, 1997: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index


Part I.    Financial  Information                                                                    Page
                                                                                                     ----

           Item 1.   Financial Statements

                     Report on Review by Independent Certified Public Accountants                      2

                     Condensed Consolidated Balance Sheets as of September 30, 1997
                     (unaudited) and as of December 31, 1996                                           3

                     Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 (unaudited) and September 30,
                     1996 (unaudited)                                                                  5

                     Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 1997 (unaudited) and September 30, 1996
                     (unaudited)                                                                       6

                     Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                                                       8

                     Statement by Management Concerning Review of Interim Financial
                     Information by Independent Certified Public Accountants                          17


           Item 2.   Management's Discussion and Analysis of Financial Condition and                  18
                     Results of Operations



Part II.   Other  Information

           Item 5.   Other Information                                                                24

           Item 6.   Exhibits and Reports on Form 8-K                                                 25


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to restate the 1996 financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, as restated, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the financial statements, the Company has sold substantially all of the assets of MicroNet, Inc. and MicroNet Delmarva Associates, LP, wholly owned subsidiaries of the Company. Prior period financial statements have been restated to reflect the continuing operations of the Company.



/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
November 10, 1997

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                                                         September              December
                                                                                         30, 1997               31, 1996
                                                                                       --------------         --------------
                                                                                        (Unaudited)                (*)
ASSETS

  Cash and cash equivalents                                                            $       9,441          $      19,162

  Marketable securities                                                                       18,133                 79,830

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $2,702 in 1997 and $1,985 in 1996                                    24,867                 19,885

  Inventories                                                                                  3,581                  2,757

  Prepaid expenses                                                                             3,938                  2,364

  Property and equipment, net of accumulated depreciation
   of $347,413 in 1997 and $288,869 in 1996                                                  409,727                372,387

  Investments, principally in affiliates, and related receivables                             57,174                 51,743

  Goodwill, net of amortization of $27,537 in 1997 and
   $25,202 in 1996                                                                            71,755                 74,404

  Deferred franchise costs, net of amortization of $175,874 in
   1997 and $144,563 in 1996                                                                 522,835                494,568

  Other intangible assets, net of amortization of $14,892 in 1997
   and $11,540 in 1996                                                                        23,138                 24,908

  Deferred Federal tax asset, net                                                             64,655                 52,257

  Net assets of discontinued operations                                                       17,885                 20,971

  Other assets                                                                                 4,271                  6,552
                                                                                       --------------         --------------




                                                                                       $   1,231,400          $   1,221,788
                                                                                       ==============         ==============




(*)  Condensed from audited and restated financial statements.





See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)





                                                                         September           December
                                                                         30, 1997            31, 1996
                                                                       --------------      --------------
                                                                        (Unaudited)             (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                  $ 1,341,529            $ 1,312,863

  Accounts payable and accrued expenses - unrelated parties                67,652                 38,781

  Accounts payable - affiliate                                             12,889                 12,855

  Deferred state tax liability                                              8,716                  9,066

  Customer service prepayments and deposits                                 7,401                  8,614

  Investment in Garden State Cablevision, L.P.                             76,499                 72,454
                                                                      -----------            -----------

                              TOTAL LIABILITIES                         1,514,686              1,454,633

MINORITY INTEREST in equity of consolidated subsidiaries                       65                    945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                       2                      2

  Additional paid-in capital                                               50,747                 50,747

  Unrealized gain (loss) on marketable securities, net of
    deferred taxes                                                          1,519                 (9,866)

  Accumulated deficit                                                    (335,619)              (274,673)
                                                                      -----------            -----------
                                                                         (283,351)              (233,790)
                                                                      -----------            -----------




                                                                      $ 1,231,400            $ 1,221,788
                                                                      ===========            ===========



(*) Condensed from audited and restated financial statements.






See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                               ------------------------------       ------------------------------
                                                                  1997              1996               1997              1996
                                                               ------------     -------------       ------------     -------------

REVENUES                                                       $   112,351     $    102,064        $   332,136      $    279,929

OPERATING EXPENSES
  Service                                                            8,151            7,328             26,057            20,083
  Programming - from affiliate                                      15,767           15,694             47,048            41,009
  Programming - other cable                                          6,718            5,725             21,837            16,241
  Selling, general and administrative                               26,857           22,967             75,510            61,706
  Direct costs - non-cable                                           5,052            6,561             15,617            16,240
  Depreciation                                                      19,710           17,823             57,828            48,187
  Amortization                                                      12,461           12,339             38,410            31,538
                                                               -----------     -------------       ------------     -------------
                                                                    94,716           88,437            282,307           235,004
                                                               -----------     -------------       ------------     -------------

                                         OPERATING INCOME           17,635           13,627             49,829            44,925

OTHER INCOME (EXPENSE)
  Interest expense                                                 (30,956)         (29,774)           (91,820)         (77,295)
  Equity in net (losses) of unconsolidated
    affiliates                                                      (2,503)          (4,734)            (3,321)         (13,941)
  Recognized (loss) on decline in market value
    of securities - Australis Media Limited                        (32,457)               -            (32,457)         (66,945)
  Elimination of provision for reduction in value
    of note receivable and accrued interest                              -           19,685                  -                -
  Gain on disposition of partnership interest                            -                -                  -            7,210
  Other income and expense (net)                                       878              686              2,236            4,121
                                                               -----------     ------------        -----------     ------------
                                                                   (65,038)         (14,137)          (125,362)        (146,850)
                                                               -----------     ------------        -----------     ------------

                               (LOSS) BEFORE INCOME TAXES          (47,403)            (510)           (75,533)        (101,925)

INCOME TAX BENEFIT                                                   5,308            6,217             13,434            9,607
                                                               -----------     ------------        -----------     ------------
                                       INCOME (LOSS) FROM
                                    CONTINUING OPERATIONS          (42,095)           5,707            (62,099)         (92,318)

DISCONTINUED OPERATIONS
  Income (loss) from operations of MicroNet,
    Inc. (net of applicable income taxes of
    $449 in 1997 and $45 in 1996)                                     (117)             181              1,153             (118)
                                                               -----------     ------------        -----------     ------------
                                     INCOME (LOSS) BEFORE
                                       EXTRAORDINARY LOSS          (42,212)           5,888            (60,946)         (92,436)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of applicable
   income taxes of $1,337                                                -                -                  -           (2,484)
                                                               -----------     ------------        -----------     ------------

                                        NET INCOME (LOSS)          (42,212)           5,888            (60,946)         (94,920)

BEGINNING  ACCUMULATED DEFICIT                                    (293,407)        (244,719)          (274,673)        (143,911)
                                                               -----------     ------------        -----------     ------------

                               ENDING ACCUMULATED DEFICIT      $  (335,619)    $   (238,831)       $  (335,619)    $   (238,831)
                                                               ===========     ============        ===========     ============

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                           1997                   1996
                                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                           $     (60,946)        $     (94,920)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                                           96,238                79,725
      Extraordinary loss                                                                           -                 3,821
      Accretion of debt discount                                                               1,389                   709
      Accretion of discount on marketable securities (net)                                      (477)                    -
      Net (gains) on sales of marketable securities                                             (361)                 (307)
      Recognized loss on decline in market value of securities                                32,457                66,945
      (Gain) on disposition of partnership interest                                                -                (7,210)
      Deferred income tax (benefit)                                                          (13,250)              (12,900)
      (Gain) on sale of property and equipment                                                   (28)                 (186)
      Equity in net losses of unconsolidated affiliates                                        3,321                13,941
      Minority interest                                                                         (880)               (1,007)
      Change in net assets of discontinued operations                                          3,086                  (158)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                     (4,982)                4,183
      Accrued interest receivable                                                                  -                (1,812)
      Inventories                                                                               (824)                1,780
      Prepaid expenses                                                                        (1,574)                1,533
      Other assets                                                                             2,281                  (630)
      Accounts payable and accrued expenses:
        Affiliate                                                                                 34                10,395
        Unrelated parties                                                                     28,871                23,562
      Customer service prepayments and deposits                                               (1,213)                  627
                                                                                       -------------         -------------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES               83,142                88,091
                                                                                       -------------         -------------


See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       -------------------------------------
                                                                                           1997                   1996
                                                                                       --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                        $     (84,500)        $    (604,032)
  Non cable acquisitions                                                                           -                (5,600)
  Purchases of property and equipment                                                        (69,124)              (37,310)
  Purchases of marketable securities                                                          (1,700)                 (582)
  Proceeds from sales of property and equipment                                                  199                   256
  Proceeds from sales of marketable securities                                                43,665                 1,662
  Proceeds from transfer of cable system                                                           -                 4,500
  Loans to Australis Media Limited                                                                 -               (41,139)
  Proceeds from note receivable                                                                    -                15,500
  Investments in unconsolidated affiliates                                                    (6,637)               (4,111)
  Distributions from unconsolidated affiliates                                                   475                 1,922
  (Increase) in other intangible assets - investing                                           (3,103)               (4,496)
  Loans and advances to unconsolidated affiliates                                             (1,350)                 (259)
  Loans and advances from unconsolidated affiliates                                            2,804                 2,035
                                                                                       -------------         -------------

                                                             NET CASH (USED BY)
                                                           INVESTING ACTIVITIES             (119,271)             (671,654)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                          105,000               906,855
  Early extinguishment of debt                                                                     -              (448,821)
  Other debt reduction:
    Notes                                                                                    (77,000)              (25,500)
    Obligations under capital leases                                                          (1,245)                 (152)
    (Increase) in other intangible assets - financing                                           (347)               (6,392)
                                                                                       -------------         -------------

                                                           NET CASH PROVIDED BY
                                                           FINANCING ACTIVITIES               26,408               425,990
                                                                                       -------------         -------------

                                                         NET (DECREASE) IN CASH               (9,721)             (157,573)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                   19,162               164,422
                                                                                       -------------         -------------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD        $       9,441         $       6,849
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996, and consolidated cash flows for the nine months ended September 30, 1997 and 1996.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1996, dated March 26, 1997. The results of operations for the periods ended September 30, 1997 and 1996, are not necessarily indicative of operating results for the full year.

Prior period financial statements have been restated to reflect the continuing operations of the Company. Certain prior period amounts have been reclassified to conform with the 1997 presentation.

NOTE 2 - DISCONTINUED OPERATIONS

Effective October 31, 1997, MicroNet, Inc. and MicroNet Delmarva Associates, LP (collectively, "MicroNet") each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The sale represents the disposition of the major segment of the Company's tower rental and microwave service businesses. The assets sold were not material to the cable television operations of the Company. The net assets of MicroNet have been separately classified in the accompanying consolidated balance sheets and consist of the following at September 30, 1997 and December 31, 1996:

                                                  September        December
                                                  30, 1997         31, 1996
                                                -----------      -------------
                                                    (Dollars in thousands)
Cash                                              $  1,369        $  1,471
Accounts receivable                                  3,154           2,916
Prepaid expenses                                       359             460
Property and equipment                              15,569          16,642
Goodwill                                             3,734           4,120
Other intangible assets                                920           1,168
Deferred federal tax asset                           3,363           3,363
Other assets                                            76              60
Notes payable                                       (7,000)         (7,000)
Accounts payable and accrued expenses               (3,060)         (1,596)
Deferred state tax liability                           (99)            (99)
Customer service prepayments                          (500)           (534)
                                                  --------        --------

                                                  $ 17,885        $ 20,971
                                                  ========        ========

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 DISCONTINUED OPERATIONS, (continued)

Operating results of MicroNet for the three month and nine month periods ended September 30, 1997 and 1996, are shown separately in the accompanying consolidated statements of operations and consist of the following:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                        ------------------------------       -----------------------------
                                                           1997              1996               1997             1996
                                                        ------------     -------------       ------------     ------------

Revenues                                                $     4,457     $      3,907       $    13,853     $    10,707
Operating expenses                                           (3,524)          (2,527)           (9,028)         (7,411)
Depreciation and amortization                                  (951)            (893)           (2,727)         (2,767)
                                                        -----------     ------------       -----------     -----------

                          OPERATING INCOME (LOSS)               (18)             487             2,098             529

Interest expense                                               (176)            (266)             (526)           (716)
Other income                                                      -                9                30              24
Income tax (expense) benefit                                     77              (49)             (449)             45
                                                        -----------     ------------       -----------     -----------

                                NET INCOME (LOSS)       $      (117)    $        181       $     1,153     $      (118)
                                                        ===========     ============       ===========     ===========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of equipment assembled and sold by the Company's wholly owned non-cable subsidiaries.

Inventories are summarized as follows:

                                                                                 September              December
                                                                                 30, 1997              31, 1996
                                                                               --------------        --------------
                                                                                   (Dollars in thousands)
Raw materials                                                                  $       2,832         $       2,285
Finished goods and work-in process                                                       749                   472
                                                                               --------------        --------------

                                                                               $       3,581         $       2,757
                                                                               ==============        ==============

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Cash paid during the period for
  Interest                                                                     $      68,049         $      53,294
                                                                               ==============        ==============

  Income taxes                                                                 $       1,522         $         211
                                                                               ==============        ==============



                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, (continued)

Supplemental Schedule Relating to Acquisitions

                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Property and equipment                                                         $      25,350         $     170,085
Goodwill and other intangible assets                                                       -                32,543
Deferred franchise costs                                                              59,150               398,260
Equity interests in affiliates                                                             -                 2,877
Other assets                                                                               -                 5,867
                                                                               --------------        --------------
                                                                               $      84,500         $     609,632
                                                                               ==============        ==============

Noncash Investing and Financing Transactions

On September 30, 1996, the Company contributed the assets of a cable television system for a partnership interest. Also, in September 1996, the Company contributed the assets that comprise the business known as "the Barker" to a newly formed joint venture.

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000, for the assets of a cable television system serving Wilmington, Delaware and the surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value, has been included in the statements of operations.

In 1997 and 1996, the Company incurred additional capital lease obligations of $523,000 and $968,000, respectively.

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

On September 30, 1996, the Company, through its subsidiary, Lenfest Advertising, Inc., d/b/a Radius Communications, ("Radius"), acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4,500,000. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded from available cash.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 5 - NEW BUSINESS AND ACQUISITIONS, (continued)

On September 30, 1996, the Company through its newly formed subsidiary, Lenfest Clearview, Inc. ("Clearview") completed the acquisition of a 30% general partnership interest in a newly formed general partnership, Clearview Partners (the "Partnership"). The Company contributed $500,000 and its right to receive the assets of the Gettysburg, PA cable television system (see acquisition from Sammons Communications, Inc. discussed below) and its right to exchange the assets of the Gettysburg system for the assets of the Stewartstown, PA cable television system owned by GS Communications, Inc. The Company received a payment of $4,500,000 from GS Communications, Inc. in connection with these transactions. No gain or loss was recorded on the exchange. Clearview CATV, Inc., an unaffiliated company, contributed the assets and certain liabilities of its cable television system located in Maryland and Pennsylvania to the Partnership for a 70% general partnership interest. The Partnership's systems passed approximately 13,400 homes and served approximately 9,650 basic customers. The Company reports its proportionate share of partnership net income
(loss) on the equity method. The Company's cash contribution was made from available cash.

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

On February 29, 1996, the Company acquired the assets of four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounted for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The purchase price included the assets of a fifth system, located in Gettysburg, PA, to which the Company did not take title. The Company managed the system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 5 - NEW BUSINESS AND ACQUISITIONS, (continued)

In February 1996, the Company completed an exchange transaction with a subsidiary of Tele-Communications, Inc. ("TCI") whereby the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000, for the assets of a cable television system, serving Wilmington, Delaware and the surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value, has been included in the statements of operations. The acquisition of the assets of these cable systems was financed with proceeds from the Company's public offering of debt in November 1995.

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

The aggregate cost basis and market values of the securities at September 30, 1997 and December 31, 1996 are as follows:

                                                                                           Gross
                                                                    Aggregate           Unrealized
                                                                      Cost                 Gain                 Fair
                                                                      Basis               (Loss)                Value
                                                                  --------------       --------------       --------------
September 30, 1997                                                                (Dollars in thousands)
Australis Media Limited common stock                              $       2,720        $           -       $       2,720
Australis Media Limited convertible debentures                            9,396                    -               9,396
Other marketable equity securities                                        3,680                2,337               6,017
                                                                  --------------       -------------       --------------
                                                                  $      15,796        $       2,337       $      18,133
                                                                  ==============       =============       ==============

December 31, 1996
Australis Media Limited common stock                              $      10,885        $      (2,505)      $       8,380
Australis Media Limited convertible debentures                           33,687               (7,952)             25,735
Australis Holdings Pty Limited senior secured
 discount notes                                                          41,026                    -              41,026
Other marketable equity securities                                        3,781                  908               4,689
                                                                  --------------       -------------       --------------
                                                                  $      89,379        $      (9,549)      $      79,830
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

As of November 10, 1997, the Australis securities held by the Company had a market value of approximately $12,000,000. The Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $32.5 million, as of September 30, 1997, resulting from a write-down of the Australis investment. The write-down establishes a new cost basis in the Australis investment.

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all of the Company's securities are classified as available for sale. Net realized gains from the sale of marketable securities, in the amount of $361,000 and $307,000 are included in the accompanying consolidated statements of operations for the nine months ended September 30, 1997 and 1996, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

NOTE 7 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

The Company, through several subsidiaries, owns non-controlling interests in several partnerships and corporations. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loans and advances to these unconsolidated affiliates to the extent they exist.

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 204,000 customers in southern New Jersey at September 30, 1997. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $76,499,000 and $72,454,000 at September 30, 1997 and December 31, 1996, respectively.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 7 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the nine months ended September 30, 1997 and 1996, are as follows:

                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Results of Operations
Revenues                                                                       $      81,754        $      74,863
Operating expenses                                                                   (34,240)             (32,548)
Depreciation and amortization                                                        (33,853)             (36,367)
                                                                               -------------        -------------

                                                       OPERATING INCOME               13,661                5,948

Interest expense                                                                     (17,049)             (12,338)
Other expense                                                                         (4,905)              (4,492)
                                                                               -------------        -------------

                                                               NET LOSS        $      (8,293)       $     (10,882)
                                                                               =============        =============


NOTE 8 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at September 30, 1997 and December 31, 1996:

                                                                              September 30,           December 31,
                                                                                   1997                  1996
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)

8 3/8% senior notes due November 1, 2005                                       $     686,793         $     685,970
10 1/2% senior subordinated notes due June 15, 2006                                  293,670               293,105
Bank credit facility                                                                 285,000               230,000
11.30% senior promissory notes due September 1, 2000                                  45,000                60,000
11.84% senior promissory notes due May 15, 1998                                       10,500                21,000
9.93% senior promissory notes due September 30, 2001                                  11,625                13,125
Obligations under capital leases                                                       8,941                 9,663
                                                                               --------------        --------------

                                                                               $   1,341,529         $   1,312,863
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Federal Communications Commission ("FCC") has adopted regulations under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to subscribers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's basic service, equipment and installation rates under the jurisdiction of local franchising authorities and its tier service rates under the jurisdiction of the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and tier service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

The Company believes that it has complied in all material respects with the provision of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Cable Programming Services Tier are subject to review by the FCC if a complaint has been filed by a franchising authority. The appropriate franchise authority, if such authority has been certified, may regulate the Basic Service Tier, equipment charges and installation rates. If, as a result of the review process, a cable system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the Refund Order issued by the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems rates are successfully challenged by franchising authorities is not considered to be material.

On November 10, 1997, Australis announced that it was unable to obtain the commitment of either News Corporation Limited ("News") or Telstra Corporation Limited ("Telstra") to complete the previously announced merger of Australis and Foxtel after November 15, 1997, the date required by the merger agreement. As a result, Australis said that it was likely to commence insolvency proceedings prior to December 1, 1997. Australis also said it will continue to work closely with its U.S. bondholders and representatives of certain Hollywood studios in an effort to ensure that, if Australis commences insolvency proceedings, it will continue to supply Foxtel with programming under Australis' licensing arrangements.

If Australis commences insolvency proceedings, the Company's investment in Australis' equity securities could be lost in its entirety. However, so long as Australis is able to supply Foxtel with programming and pays its program suppliers, the Company should not be called upon to indemnify H.F. Lenfest under his guarantee described below.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 10 - COMMITMENTS AND CONTINGENCIES, (continued)

Mr. Lenfest, on behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses and with the provision of one or more letters of credit, which letters of credit may not exceed $33.5 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Company's bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued with respect to the guarantees. Effective March 6, 1997, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have indemnified Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of Australian $718 million (approximately U.S. $521 million as of September 30, 1997). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

The Company, on behalf of L-TCI Associates, is scheduled to pay 15.6 million French francs (approximately U.S. $2.6 million as of September 30, 1997) representing the balance of its five year capital commitment to Videopole, in 1997. Videopole has requested that its shareholders fund proportionately its projected outstanding loans at December 31, 1997 of 181.5 million FF (approximately U.S. $30.6 million as of September 30, 1997) by making shareholder loans to Videopole. The Company, as the managing partner of L-TCI Associates, has informed Videopole that it does not believe it has a legal obligation to make such a shareholder loan and does not intend to do so.



NOTE 11 - SUBSEQUENT EVENTS

On October 31, 1997, the Company terminated all four interest rate swap agreements, with an aggregate notional amount of $300,000,000, and received $8,750,000 in consideration of early termination.

On November 7, 1997, the Company paid down $45,000,000 of its bank debt from net proceeds received from the sale of its tower rental and microwave service businesses (See Note 2).

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




The September 30, 1997 and 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and EBITDA for the three and nine months ended September 30, 1997 primarily due to increases in monthly revenue per customer and internal customer growth. As used herein, "EBITDA" represents consolidated net income plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

CONSOLIDATED  RESULTS

         Revenues for the Company increased 10.1% to $112.4 million for the 1997 three-month period as compared to the 1996 three-month period, primarily as a result of an 11.5% increase in revenues from the Company's Core Cable Television Operations. The increase in revenue was primarily attributable to rate increases and an increase in the number of customers through internal customer growth and the acquisition of a cable system in January 1997 (the "Turnersville Acquisition").

         Operating expenses increased 7.1% to $94.7 million (84.3% of total revenues) in the 1997 three-month period as compared to the 1996 three-month period primarily due to Core Cable Television operations and, to a lesser extent, decreased expenses in the Unrestricted Subsidiaries, as described below.

         Interest expense increased 4.0% to $31.0 million due to an increase in average indebtedness to $1,352.9 million for the 1997 three-month period from $1,258.4 million for the 1996 three-month period as a result of borrowings in connection with the Turnersville Acquisition and the investments in Australis Media Limited (Australis) made on October 31, 1996.

         Equity in net losses of unconsolidated affiliates decreased 47.1% to $2.5 million primarily due to decreased losses, directly and indirectly, from The Box Worldwide, Inc. (previously named Video Jukebox Network, Inc.).

         Loss before income taxes increased to $47.4 million in the 1997 three-month period from $0.5 million in the 1996 three-month period. The increase in loss was primarily attributable to the 1997 loss associated with the write down of the Company's investment in Australis of $32.5 million and the recognition of $19.7 million of income in the 1996 three-month period from the subsequent collection of note receivable and accrued interest from Australis, which note and interest amount was previously written off. Without the write down, the loss during the 1997 three-month period would have been $14.9 million. Without the recognition of income related to the recovery of the note receivable and accrued interest, the loss during the 1996 three-month period would have been $20.2 million.

 .

         EBITDA increased 17.9% to $51.6 million in the 1997 three-month period as compared to the 1996 three-month period. EBITDA margin increased to 46.0% from 42.9%.

Core Cable Television Operations

         At September 30, 1997, the Company had approximately 998,000 basic customers and passed approximately 1,387,000 homes as compared to approximately 927,000 basic customers and approximately 1,271,000 homes passed at September 30, 1996. During the three-month period ended September 30, 1997, the Company added approximately 11,800 basic customers for an annualized internal growth rate of 5.0% as compared to 6,910 basic customers added (3.0% internal growth rate) for the comparable 1996 three-month period. Revenues increased 11.5% to $104.3 million in the 1997 three-month period as compared to the 1996 three-month period. The increase in revenue was primarily attributable to rate increases, internal customer growth and the addition of approximately 36,900 basic customers as a result of the Turnersville Acquisition.

         Operating expenses increased 10.7% to $84.3 million (80.9% of Core Cable Television Operations revenues) in the 1997 three-month period, primarily due to the Acquisitions (as defined below) and costs associated with implementing the Company's consolidation strategy. The increase was comprised of the following: (i) service expense increase of 11.2% to $8.1 million (7.8% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses; (ii) cable programming expense increase of 5.0% to $22.5 million (21.6% of Core Cable Television Operations revenues); (iii) selling, general and administrative expense increase of 22.6% to $22.5 million (21.6% of Core Cable Television Operations revenues); and (iv) depreciation and amortization increase of 7.3% to $31.2 million (29.9% of Core Cable Television Operations revenues).

         EBITDA increased 15.4% to $53.6 million in the 1997 three-month period compared to the 1996 three-month period. The EBITDA margin increased to 51.4% from 49.7% in the 1996 three-month period.

Unrestricted Subsidiaries

         Effective October 31, 1997, MicroNet, Inc. and MicroNet Delmarva Associates, LP (collectively, "MicroNet"), each a wholly owned subsidiary of the Company, sold substantially all of their assets, and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. Effective with the three-month period ended June 30, 1997, the Company's Unrestricted Subsidiary, MicroNet, is accounted for as discontinued operations. The revenues and expenses of MicroNet are not included with the consolidated revenues and expenses of the Company, but are reflected as income
(loss) from discontinued operations. The prior period financial statements have been restated to reflect the continuing operations of the Company.

         The largest of the Company's remaining Unrestricted Subsidiaries are StarNet, Inc. ("StarNet") and Radius Communications ("Radius"). Revenues for the Unrestricted Subsidiaries decreased 26.6% to $8.1 million in the 1997 three-month period as compared to the 1996 three-month period.

         Operating expenses decreased 27.0% to $10.4 million (128.9% of Unrestricted Subsidiaries revenues) in the 1997 three-month period as compared to the 1996 three-month period. The decrease was comprised of the following: (i) service expense and direct costs decrease of 13.0% to $5.0 million (62.6% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense decrease of 32.3% to $4.4 million (54.4% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization decrease of 51.1% to $1.0 million (11.9% of Unrestricted Subsidiaries revenues).

         EBITDA was negative $1.4 million in the 1997 three-month period and negative $1.3 million in the 1996 three-month period, and the operating loss was $2.4 million as compared to $3.3 million.

         StarNet revenues decreased by 38.5% to $1.3 million in the 1997 three-month period as compared to the 1996 three-month period, primarily due to a decrease in network advertising revenue during the Company's transition to Customized NuStar service. Direct costs decreased 27.9% due to decreased production activities related to StarNet's multimedia equipment and services. Selling, general and administrative expenses decreased 40.7% due to the staff reduction of StarNet's administrative department. Depreciation expense decreased by 40.2% as a result of the contribution of assets related to the Company's Barker(R) service from StarNet to Sneak Prevue, L.L.C., a partnership between StarNet and Sneak Prevue, Inc. Operating loss was $0.3 million in the 1997 three-month period as compared to $0.5 million for the 1996 three-month period.

         Radius began operations on February 12, 1996. In addition, on September 30, 1996 it purchased assets which contribute a significant portion of its revenues and expenses. For these reasons, no meaningful comparison can be made between the three-month periods ended September 30, 1997 and 1996. For the three month period ended September 30, 1997, Radius had revenues of $5.8 million. Expenses were comprised of: affiliate fees of $2.7 million, production and programming expenses of $0.6 million, selling, general, and administrative expenses of $2.2 million and depreciation and amortization of $0.5 million. Its operating income was $0.3 million for the period.

         The loss from discontinued operations of MicroNet was $0.1 million for the 1997 three-month period compared to income of $0.2 million for the 1996 three-month period.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

CONSOLIDATED  RESULTS

         Revenues for the Company increased 18.6% to $332.1 million for the 1997 nine-month period as compared to the 1996 nine-month period, primarily as a result of a 21.0% increase in revenues from the Company's Core Cable Television Operations. The increase in revenue was a result of the realization of the full effect of the TCI Exchange and the Sammons Acquisition (completed near the end of the first quarter of 1996), the Salem and Shore Acquisitions (completed in the middle of the second quarter of 1996) and the Turnersville Acquisition completed on January 10, 1997 (collectively, the "Acquisitions"). The Acquisitions, including revenue growth directly attributable to the acquired systems added after the completion of the Acquisitions, accounted for $30.5 million of the increase, a

10.9% increase. Rate increases and internal customer growth accounted for $21.7 million, a 7.7% increase.

         Operating expenses increased 20.1% to $282.3 million (85.0% of total revenues) in the 1997 nine-month period as compared to the 1996 nine-month period primarily due to Core Cable Television Operations and, to a lesser extent, decreased expenses in the Unrestricted Subsidiaries as described below. The Acquisitions accounted for $26.7 million, an 11.3% increase, while $20.6 million, an 8.8% increase, resulted from costs associated with internal growth. These increases were comprised of the following: (i) service expense and direct costs increase of 14.7% to $41.7 million (12.6% of total revenues), $3.5 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 20.3% to $68.9 million (20.7% of total revenues), $6.5 million of which was attributable to the Acquisitions; (iii) selling, general and administrative expense increase of 22.4% to $75.5 million (22.7% of total revenues), $1.2 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 20.7% to $96.2 million (29.0% of total revenues), $15.5 million of which was attributable to the Acquisitions.

         Interest expense increased 18.9% to $91.8 million in the 1997 nine-month period as compared to the 1996 nine-month period. The increase was primarily the result of an increase in average indebtedness to $1,372.7 million for the 1997 nine-month period from $1,064.3 million for the 1996 nine-month period as a result of borrowings in connection with the Acquisitions and the investments in Australis made in October 31, 1996.

         Equity in net losses of unconsolidated affiliates decreased to a loss of $3.3 million from a loss of $13.9 million during the 1996 nine-month period. The Company's unconsolidated affiliates include several cable television operators which incur high levels of depreciation, amortization and interest expenses. This decrease was primarily due to Raystay Co., which realized a gain on the sale of cable systems and L-TCI Associates, whose equity loss decreased $2.1 million.

         During the 1996 nine-month period, there was also a $7.2 million gain on disposition of a partnership interest.

         Loss before income taxes decreased to $75.5 million in the 1997 nine-month period from $101.9 million in the 1996 nine-month period. The decrease was primarily attributable to the 1997 recognized loss on the Company's investment in Australis of $32.5 million compared to a $66.9 million loss in 1996. Without the write downs, the loss during the 1997 nine-month period would have been $43.0 million compared to a loss of $35.0 million in 1996.

         During the 1996 nine-month period, the Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with a bank credit facility that was prepaid with the proceeds of the Company's Subordinated Notes and with initial borrowings under the Bank Credit Facility (See Liquidity and Capital Resources). These charges increased net loss by $2.5 million, net of income tax benefit of $1.3 million.

         EBITDA increased 19.4% to $148.8 million in the 1997 nine-month period as compared to the 1996 nine-month period. The EBITDA margin increased to 44.8% from 44.5%.

Core Cable Television Operations

         Excluding basic customers added in the Turnersville Acquisition and seasonal customers of approximately 2,331 during the nine-months ended September 30, 1997, the Company added approximately 25,769 basic customers for an annualized internal growth rate of 3.7%. The Turnersville Acquisition added approximately 36,900 basic customers. Revenues increased 21.0% to $308.6 million in the 1997 nine-month period as compared to the 1996 nine-month period. The increase in revenue was primarily attributable to the Acquisitions and internal customer growth. The Acquisitions accounted for $30.5 million, a 12.0% increase.

         Operating expenses increased 22.9% to $249.4 million (80.8% of Core Cable Television Operations revenues) in the 1997 nine-month period. The Acquisitions accounted for $26.7 million, a 13.2% increase, while 9.7% resulted from costs associated with the internal customer growth and increased costs associated with implementing the Company's consolidation strategy. These increases were comprised of the following: (i) service expense increase of 29.8% to $26.0 million (8.5% of Core Cable Television Operations revenues) attributable to technical salaries and general operating expenses, $3.5 million of which was attributable to the Acquisitions; (ii) cable programming expense increase of 20.3% to $68.9 million (22.3% of Core Cable Television Operations revenues), $6.5 million of which was attributable to the Acquisitions; (iii) selling, general and administrative expense increase of 26.3% to $61.8 million (20.0% of Core Cable Television Operations revenues), $1.2 million of which was attributable to the Acquisitions; and (iv) depreciation and amortization increase of 20.8% to $92.7 million (30.0% of Core Cable Television Operations revenues), $15.5 million of which was attributable to the Acquisitions.

         EBITDA increased 21.7% to $156.8 million in the 1997 nine-month period compared to the 1996 nine-month period. The EBITDA margin increased to 50.8% from 50.5% in the 1996 nine-month period.

Unrestricted Subsidiaries

         Revenues of the Unrestricted Subsidiaries decreased 33.9% to $23.5 million in the 1997 nine-month period as compared to the 1996 nine-month period primarily due to StarNet and its subsidiaries.

         Operating expenses decreased 22.1% to $32.9 million (139.9% of Unrestricted Subsidiaries revenues) in the 1997 nine-month period as compared to the 1996 nine-month period primarily due to StarNet (see below). The decrease was comprised of the following: (i) service expense and direct costs decrease of 24.7% to $15.6 million (66.4% of Unrestricted Subsidiaries revenues); (ii) selling, general and administrative expense decrease of 12.7% to $13.7 million (58.3% of Unrestricted Subsidiaries revenues); and (iii) depreciation and amortization decrease of 38.2% to $3.6 million (15.2% of Unrestricted Subsidiaries revenues).

         EBITDA was negative $5.8 million in the 1997 nine-month period and negative $0.9 million in the 1996 nine-month period, and the operating loss was $9.4 million as compared to $6.7 million.

         StarNet revenues decreased by 44.3% to $3.5 million in the 1997 nine-month period as compared to the 1996 nine-month period, primarily due to a decrease in service revenue caused by the contribution of The Barker(R) service to Sneak Prevue LLC in September, 1996 and lost network advertising revenue during the Company's transition to the new Customized NuStar service. Direct costs decreased 36.5% to $3.0 million due primarily to the reduction of operational expenses associated with The Barker (R) service. Selling, general and administrative expense decreased 31.0% to $1.6 million due to eliminating The Barker(R) service and Promoter services in 1996. Operating loss was $2.0 million in the 1997 nine-month period as compared to $1.9 million for the 1996 nine-month period.

         As noted above, no meaningful comparison can be made between the nine-month periods ended September 30, 1997 and 1996 for Radius. For the nine month period ended September 30, 1997, Radius had revenues of $17.6 million and total expenses of $18.1 million. Expenses were comprised of the following: affiliate fees of $8.2 million, production and programming expenses of $1.8 million, selling, general, and administrative expenses of $6.6 million and depreciation and amortization of $1.5 million. Its operating loss was $0.5 million for the period.

         The income from the discontinued operations of MicroNet increased to $1.2 million from a loss of $0.1 million during the 1996 nine-month period.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (the "FASB") has issued Statement No. 128 "Earnings Per Share". Since the Company's stock is not publicly held, this statement does not apply to the Company. The FASB also issued Statement No. 129 "Disclosure of Information about Capital Structure", which is effective for periods ending after December 15, 1997, and also issued Statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statements 130 and 131 are effective for periods beginning after December 15, 1997. Statements 129, 130 and 131, when applied, will provide additional information and disclosures regarding the Company's capital structure, comprehensive income and segments.


LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings. At September 30, 1997, the Company had aggregate total indebtedness of approximately $1,341.5 million, which excluded bank debt at the subsidiary level of $7.0 million. The Company's senior indebtedness of approximately $1,047.9 million consisted of: (i) three debt obligations in the amount of approximately $45.0 million, $10.5 million and $11.6 million (collectively, the "Private Placement Notes"); (ii) $686.8 million of 8 3/8% Notes; (iii) $285.0 million under a bank credit facility dated as of June 27, 1996 (the "Bank Credit Facility"); and (iv) obligations under capital leases of approximately $9.0 million. The Bank Credit Facility consists of a $150.0 million term loan facility and a $300.0 million revolving credit facility. At September 30, 1997, the term loan was fully drawn and $135.0 million was drawn under the revolving credit facility.

         At September 30, 1997, the only outstanding senior subordinated indebtedness was the Company's Subordinated Notes in the amount of $293.7 million. The Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

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

         Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for noncash charges, was approximately $60.5 million for the nine-month period ended September
30, 1997 compared to approximately $48.5 million for the nine-month period ended September 30, 1996. The increase was primarily the net result of increased cash flow from the Acquisitions, internal customer growth and increased revenue per customer offset by increased interest expense incurred as a result of borrowings made in connection with the Acquisitions and investments in Australis. During the 1997 nine-month period, the Company was required to make interest payments of approximately $68.0 million on outstanding debt obligations, whereas in the 1996 nine-month period, the Company was required under its then existing debt obligations to make interest payments of approximately $53.3 million.

         The Company, on behalf of L-TCI Associates, expects to pay approximately $2.7 million (15.6 million FF), the balance of its five year capital commitment to Videopole, on November 17, 1997. Videopole has requested that its shareholders fund proportionately its projected outstanding loans at December 31, 1997 of 181.5 million FF by making shareholder loans to Videopole. The Company, as the managing partner of L-TCI Associates, has informed Videopole that it does not believe it has a legal obligation to make such a shareholder loan and does not intend to do so.

         On October 31, 1997, the disposition of substantially all of the assets of MicroNet and MicroNet Delmarva and certain assets of Suburban Cable, Lenfest Atlantic, Inc. and Lenfest New Castle County related to their tower rental and microwave service businesses was completed for approximately $70.3 million. The proceeds from the sale were used to repay bank indebtedness ($45.0 million) under the revolving credit portion of the Company's Bank Credit Facility, repay bank indebtedness related to MicroNet, Inc. ($7.0 million) and pay debt service.

         Future minimum lease payments under all capital leases and noncancellable operating leases for each of the years 1997 through 2001 are $9.1 million (of which $849,000 is payable to a principal stockholder), $8.1 million (of which $680,000 is payable to a principal stockholder), $6.6 million (of which $714,000 is payable to a principal stockholder), $5.5 million (of which $750,000 is payable to a principal stockholder), and $4.2 million (of which $788,000 is payable to a principal stockholder).

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

         On October 31, 1997, the Company terminated its four existing interest rate swap agreements in aggregate amount of $300 million, and received $8.75 million in consideration for early termination.

         On November 10, 1997, Australis announced that it was unable to obtain the commitment of either News Corporation Limited ("News") or Telstra Corporation Limited ("Telstra") to complete the previously announced merger of Australis and Foxtel after November 15, 1997, the date required by the merger agreement. As a result, Australis said it was likely to commence insolvency proceedings prior to December 1, 1997. Australis also said it will continue to work closely with its U.S. bondholders and representatives of certain Hollywood studios in an effort to ensure that, if Australis commences insolvency proceedings, it will continue to supply Foxtel with programming under Australis' licensing arrangements.

         If Australis commences insolvency proceedings, the balance of the Company's investment in Australis' equity securities could be lost in its entirety. As of November 10, 1997, the Company's investment in Australis had a market value of approximately U.S. $12.0 million. The Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $32.5 million, as of September 30, 1997, resulting from a write down of the Australis investment.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. At September 30, 1997, the amount subject to the guarantee under the license agreements was approximately U.S. $51.8 million.

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, Mr. Lenfest's claims for indemnification are limited to $33.5 million, which amount will be further reduced by the aggregate face amount of any letters of credit issued with respect to the guarantees. Effective March 6, 1997, however, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of September 30, 1997, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries indemnified Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997. However, so long as Australis is able to supply Foxtel with programming and pay its program suppliers, the Company should not be called upon to indemnify Mr. Lenfest under his guaranty.

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



Part II.   OTHER  INFORMATION

           Item 5. OTHER  INFORMATION

         On October 24, 1997, LMC Lenfest, Inc. ("LMC") designated Jerome H. Kern to fill one of the two positions on the Company's Board of Directors that LMC has the right to select. LMC indicated that it does not intend to fill the other position at this time. For a further description of the Company's recent changes to the Board of Directors, see the Company's report on Form 8-K filed on October 14, 1997.

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

   +2.9 Asset Purchase Agreement, dated March 28, 1996, between Cable TV Fund 14-A, Ltd. And Lenfest Atlantic, Inc.

###2.10 Asset Purchase Agreement, dated as of July 8, 1997, between Suburban Cable TV Co.Inc. and American Tower Systems, Inc.

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

  ##10.42   Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

 ###10.43 Agreements dated as of June 5, 1997, by and between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and MicroNet, Inc.

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

   +++ Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996.

   # Incorporated by reference to the Company's Report on Form 10-Q, dated November 14, 1996, for the quarter ended September 30, 1996.

   ## Incorporated by reference to the Company's Report on Form 10-K, dated March 22, 1997, for the year ended December 31, 1996.

  ### Incorporated by reference to the Company's Report on Form 10-Q, for the quarter ended June 30, 1997.

(b) Reports on Form 8-K.

         October 14, 1997.

                                    SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LENFEST  COMMUNICATIONS,  INC.


DATE:  November 14, 1997          By:  /s/ Harry F. Brooks
                                       ----------------------------
                                       Harry F. Brooks
                                       Executive Vice President (authorized
                                       officer and Principal Financial Officer)