Form 10-K
period 1997-12-31
LENFEST COMMUNICATIONS INC
filed 1998-03-27
CIK 1000450

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number 33-96804


                          LENFEST COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        23-2094942
         --------                                  ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                       1105 North Market St., Suite 1300,
                                 P. O. Box 8985,
                        Wilmington, Delaware     19899
                   -------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (302) 427-8602
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

      Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of March 27, 1998: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

Item 1. BUSINESS.

General

      Lenfest Communications, Inc. ("Lenfest" or the "Company") is principally engaged in the development and operation of cable television systems primarily through its subsidiaries which operate under the name of Suburban Cable ("Suburban Cable"). Other subsidiaries hold the Company's investments in other cable television system operating companies, media entities and companies providing services to cable television system operating companies.

      Management believes the Company's wholly owned and operated cable television systems (the "Core Cable Television Operations") provide service to one of the largest contiguous blocks of customers served by a single cable operator in the United States. As of December 31, 1997, the Company's Core Cable Television Operations served approximately 991,800 basic customers and passed approximately 1,388,900 homes. At December 31, 1997, the Company also held equity interests in other cable television entities serving approximately 441,300 basic customers, of which approximately 380,000 were in areas near or contiguous to the Core Cable Television Operations. The Company's attributable portion in such other cable television entities is approximately 183,000 basic customers, giving the Company a combined domestic base of approximately 1,174,800 basic customers.

      The Company's Core Cable Television Operations are located primarily in the suburban areas surrounding Philadelphia (Eastern Pennsylvania, Southern New Jersey and Northern Delaware) in predominantly middle and upper-middle income areas that in recent years have had favorable household growth and income characteristics. Management believes the "clustering" of its cable television systems and the favorable demographics of its service area have contributed to its high operating cash flow growth and margins. From January 1, 1993 through December 31, 1997, the Company's Core Cable Television Operations have experienced an average EBITDA margin of 50.3%.

      H. F. (Gerry) Lenfest, President and Chief Executive Officer of the Company, together with his children, and Tele-Communications, Inc. ("TCI"), through LMC Lenfest, Inc., an indirect wholly owned subsidiary, each beneficially owns 50% of the Company's outstanding common stock. Mr. Lenfest is a cable industry pioneer who founded the Company in 1974 and has grown the Company both internally and through acquisitions. The Company believes that its affiliation with TCI provides substantial benefits, including the ability to purchase programming and equipment at rates approximating those available to TCI. See "Business -- Relationship with TCI" and "-- Programming and Equipment Supply."

      Mr. Lenfest and LMC Lenfest, Inc. have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors of the Company until the earlier of January 1, 2002 or his death. During such period, vacancies in respect of the directors designated by Mr. Lenfest are to be filled by designees of Mr. Lenfest or in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family ("H.F. (Gerry) Lenfest, Marguerite Lenfest, their issue, and The Lenfest Foundation") and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

Operating Strategy

      Management believes that the Company has significant growth potential in the continued business of providing analog television programming services, as well as in the business of providing new services such as Internet access, digital video and audio programming services, video-on-demand, paging and other data services. As a base for achieving that growth, the Company has implemented the following:

     o Field Operations: The Company's operations are clustered in one extended market area, with Field Operations management divided into four regions of approximate equal size (i.e., 250,000 customers each). Management of these regions provides individualized focus on the day-to-day requirements of the operations, including plant maintenance, installations of new customers and service and repair functions. Across all four regions the Company standardized scheduling of installations and repairs, the hours of operation and all related work procedures. The customer, therefore, sees a consistent and superior level of service, regardless of the region.

     o Customer Management (i.e., Billing) System: In 1997 the Company effected the conversion to one common Customer Management System platform (CBIS - Cincinnati Bell Information Systems) from the previous five separate systems. That standardized platform now allows fulfillment of work order scheduling, sales, service and repair and billing inquiries from any location for the entire cluster. This state-of-the-art Customer Management System will also be the platform for support of new products, such as paging and Internet.

     o Customer Service: In May, 1997, the Company opened a Customer Satisfaction Center ("Call Center") in New Castle County, Delaware. At that time, the Call Center served as the source for inbound telephone customer service for one system of 100,000 customers. As planned, the Company proceeded to migrate the inbound telephone customer service for additional systems to that Call Center through the balance of the year. By year end 1997, approximately 55% of the Company's customer base was supported out of that location. By the end of 1998, the Company expects the entire customer base to be supported from that location. The Company intends to use the Call Center to provide billing, sales and service for cable television and new products. Among other customer service initiatives, the Company has implemented same day, evening and weekend installation and repair appointment options.

     o Marketing and Advertising Sales: The concentration of a significant sized customer base in one cluster affords the Company enhanced benefits in both marketing and the sale of advertising. The Company utilizes the local market media (television, radio and print) to reach a wide audience in an efficient manner given the match of the Company's coverage area to the local media market. As the size of the Company's cluster has grown, there has been no appreciable increase in costs required to purchase those mass media.


Overview Of Core Cable Television Operations

Development Of The Systems

      The Company has grown since its founding in 1974 both through the internal growth of its owned and operated cable television systems and through acquisitions. Through its acquisitions, the Company has successfully developed a substantial cluster of contiguous cable operating systems, which comprise the Company's Core Cable Television Operations. This single cluster is located in areas surrounding Philadelphia, all of which are no more than a two hour drive from the corporate offices of Suburban Cable TV Co. Inc. ("Suburban") in Oaks, Pennsylvania, which is approximately 20 miles northwest of Philadelphia.

      The following table provides customer data for each of the years in the five-year period ended December 31, 1997, for the Company's owned and operated and affiliated cable television systems.

------------------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                                             ---------------------------------------------------------
                                              1993        1994        1995        1996         1997
                                              ----        ----        ----        ----         ----
Owned and Operated
Homes passed
   Beginning of period                       759,635     870,718     892,549     904,753    1,278,673
   Internal growth                            48,283      21,831      12,204      26,424       63,129
   % Internal growth                            5.87%       2.51%       1.37%       2.11%        4.76%
   Acquired                                   62,800         ---         ---     347,496       47,085
   End of period                             870,718     892,549     904,753   1,278,673    1,388,887

Basic customers
   Beginning of period                       477,130     550,703     577,377     596,366      927,249
   Internal growth                            31,573      26,674      18,989      24,817       27,609
   % Internal growth                            6.08%       4.84%       3.29%       2.75%        2.86%
   Acquired                                   42,000         ---         ---     306,066       36,900
   End of period                             550,703     577,377     596,366     927,249(b)   991,758

Affiliated Systems
Homes passed
   Beginning of period                       491,003     505,521     518,425     538,082      594,068
   Internal growth                            14,518      12,904      19,657      25,053       13,331
   % Internal growth                            2.96%       2.55%       3.79%       4.40%        2.24%
   Acquired                                      ---         ---         ---      30,933          ---
   End of period                             505,521     518,425     538,082     594,068      607,399
   Attributable homes passed at
     end of period  (a)                      163,258     185,457     229,390     248,720      254,294

Basic customers
   Beginning of period                       336,388     353,935     366,041     384,480      431,819
   Internal growth                            17,547      12,106      18,439      25,686        9,458
   % Internal growth                            5.22%       3.42%       5.04%       6.32%        2.19%
   Acquired                                      ---         ---         ---      21,653          ---
   End of period                             353,935     366,041     384,480     431,819      441,277
   Attributable basic customers              113,294     130,247     162,338     179,118      182,886
     at end of period  (a)

------------------------
(a)   For each affiliated cable television system, the number of attributable homes passed and attributable basic customers is determined by multiplying the Company's percentage equity interest in such cable television system by the actual homes passed and actual basic customers of such system.  As of December 31, 1997, the Company held a 50% equity interest in Garden State
      Cablevision L.P., a 30% equity interest in the cable television subsidiaries of  Susquehanna
      Cable Co., a 45% equity interest in Raystay Co. and a 30% equity interest in Clearview Partners.
      See "-- Unrestricted Cable Television Systems."  The Company receives no direct customer revenue from attributable basic customers.
(b)   Ending customers for 1996 were restated as a result of the conversion to a single billing system in 1997 and the resulting conversion to a unified criteria for calculating customers.

-------------------------------------------------------------------------------------------------------

Technical Overview and Upgrade Strategy

      The Company utilizes a combination of coaxial and fiber optic cables to distribute a wide range of programming and other broadband services to its customers. As of December 31, 1997, approximately 95% of the Company's cable television systems had the capacity to carry a minimum of 52 analog channels, and approximately 28% had the capacity to carry a minimum of 78 analog channels.

      The Company has commenced an upgrade of its cable television systems to increase the channel capacity, improve the system reliability and provide the capability for carrying enhanced, interactive two-way services such as video-on-demand and Internet access. The Company recently has revised its plant upgrade strategy to begin accelerating the wide deployment of fiber optic cable throughout all of its cable television systems to create segmented service areas with between 500 and 2,000 homes in each area, followed by the activation of two-way return amplifiers in each of the segmented nodes. This strategy (using the already installed coaxial network infrastructure) will allow the Company to accelerate delivery of two-way interactive services. The planned fiber deployment will improve the reliability of the network by reducing the number of amplification devices. The Company will continue to target selected areas for upgrade to 750MHz (110 analog channel capacity), based on local demographics, program carriage requirements and existing franchise commitments.

      The Company's upgrade strategy also includes the introduction of second generation digital set-top devices, and it has entered into a supplier agreement for delivery commencing in 1998. These digital set-top devices will have the capability to receive a minimum of 12 digitally compressed channels of programming transmitted across one analog channel on the cable network. This 12 to 1 compression ratio will provide the capability to significantly increase the number of programming services across the existing network by replacing one current analog service (such as pay-per-view programming) with 12 new channels of programming. Using digital compression, the Company will be able to increase capacity to 100 channels, or more, depending on the number of analog channels utilized on the existing cable network.

Rates And Ancillary Revenue Sources

      Lenfest's cable television systems typically offer four levels of programming services: basic; cable programming service ("CPS"); premium services; and pay-per-view. As of December 31, 1997, the basic service package consisted of local off-air broadcast channels, and public service/access channels. The monthly rate charged for the basic service package ranged from $8.69 to $14.95. The CPS package consisted of satellite-delivered networks such as ESPN, MTV, CNN, The Discovery Channel and USA Network. The monthly rate for the CPS package ranged from $11.42 to $19.46. Rates for basic and CPS services and customer equipment and installation are currently subject to governmental regulation. See "Legislation and Regulation."

      The Company also offers premium services, which include HBO, Cinemax, The Movie Channel, Showtime, The Disney Channel and STARZ. As of December 31, 1997, the monthly charge for each of these services, priced individually, ranged from $8.95 to $11.95. Rates for premium services and pay-per-view services are currently exempt from governmental regulation. See "Legislation and Regulation."

      Lenfest's systems typically offer four channels of pay-per-view services which include feature movies, special events and adult programming. As of December 31, 1997, prices for movies and adult programming ranged from $1.95 to $6.95. Special event prices vary considerably based upon the type of event. Pay-per-view revenues have increased in the last three years as a result of expanded channel offerings and the growth in the number of customers having addressable cable television converters.

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

      Lenfest also receives revenue from the rental of converter boxes and remote controls and from installation fees. All such revenues are regulated by the 1992 Cable Act. See "Legislation and Regulation."

Programming And Equipment Supply

         Through an agreement with Satellite Services, Inc. (a wholly owned subsidiary of TCI), the Company is able to purchase a majority of its programming services at rates closely approximating those paid by TCI, although the Company retains the option to purchase programming from other parties. Management believes that these rates are significantly lower than the Company could obtain independently. Programming is the Company's largest single expense item, accounting for 24.2% of total operating expense during 1997. The four cable television operators in which the Company has an equity interest (Garden State Cablevision L.P., Susquehanna Cable Co., Clearview Partners and Raystay Co.) also obtain a significant amount of their programming pursuant to this agreement.

      In addition, the Company has been placed on the "approved list" of major equipment vendors to receive the same discounts on equipment purchases as are received by TCI. There can be no assurance that the Company will continue to be eligible to receive these equipment discounts in the future.

Franchises

      As of December 31, 1997, the Company held 350 cable television franchises. These franchises are all non-exclusive and provide for the payment of fees to the issuing authority, usually local governments. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") prohibits franchising authorities from imposing annual franchise fees in excess of 5% of the gross revenues attributable to customers located in the franchise area and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For the three years ended December 31, 1997, franchise fee payments made by the Company have averaged approximately 3.4% of gross cable television revenues.

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

      The Company has never had a franchise revoked, and management believes that its franchise relationships are good.

Unrestricted Cable Television Systems

      In addition to its Core Cable Television Operations, at December 31, 1997, Lenfest held investments in four cable television system entities. Lenfest holds a 50% equity interest in Garden State Cablevision L.P. ("Garden State"); a 30% equity interest in the cable subsidiaries of Susquehanna Cable Co. ("SCC"); a 45% equity interest in Raystay Co. ("Raystay"); and a 30% equity interest in Clearview Partners ("Clearview"). As of December 31, 1997, these entities operated cable television systems serving approximately 441,300 basic customers, of which approximately 380,000 are served by systems which are near or contiguous to the Company's cluster of cable television systems. As a result of Lenfest's investment in these companies, the companies participate in Lenfest's programming purchasing relationship with Satellite Services, Inc. See " -- Programming and Equipment Supply."

      Garden State serves the Cherry Hill, New Jersey area. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1997 for Garden State's cable television system.

                                                                   Year Ended December 31,
                                                          ---------------------------------------------
                                                            1995               1996              1997
                                                          -------            -------            -------
         Homes passed  ...............................    292,454            294,390            297,783
         Basic customers  ............................    200,086            204,179            208,204
         Basic penetration  ..........................       68.4%              69.4%              69.9%

        SCC has systems in York and Williamsport, Pennsylvania as well as smaller systems in Maine, Mississippi, Illinois and Indiana. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1997 for SCC's cable television systems.

                                                                   Year Ended December 31,
                                                          ---------------------------------------------
                                                            1995              1996               1997
                                                          -------            -------            -------
         Homes passed  ...............................    182,465            206,715            211,778
         Basic customers  ............................    137,885            159,871            164,186
         Basic penetration  ..........................       75.6%              77.3%              77.5%

      Beginning May 28, 1998, each of Lenfest and Susquehanna Media Co. (the owner of the balance of the equity interest in SCC and its cable subsidiaries) may offer to purchase all of the shares of stock of SCC and its cable subsidiaries owned by the other. If the recipient of the offer rejects the offer, the recipient is then obligated to purchase all of the shares of stock of the person who made the offer on the same terms and conditions as were contained in the initial offer. Lenfest has pledged its stock in SCC and in the SCC cable subsidiaries as collateral for obligations incurred by Susquehanna Media Co.

         Raystay owns and operates cable television systems in Pennsylvania. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1997 for Raystay's cable television systems.

                                                                   Year Ended December 31,
                                                           --------------------------------------------
                                                            1995               1996               1997
                                                           ------             ------             ------
         Homes passed  ...............................     63,163             79,029             83,451
         Basic customers  ............................     46,509             57,743             59,085
         Basic penetration  ..........................       73.6%              73.1%              70.8%

      Beginning July 30, 1998, upon a change of control which results in the Company controlling Raystay, the stockholders of Raystay have the right to cause the Company to purchase their shares, subject to certain conditions. In addition, effective September 30, 2002 either the Company or the other stockholders of Raystay may offer to purchase all of the other's shares of stock. If the recipient of the offer rejects the offer, the recipient is then obligated to purchase all the shares of stock of the other party(ies) on the same terms and conditions as were contained in the initial offer.

      Clearview owns and operates cable television systems in Pennsylvania and Maryland. As of December 31, 1997, Clearview had approximately 9,800 basic customers and passed approximately 14,400 homes.

Unrestricted Non-Cable Investments

Lenfest Advertising, Inc. (d/b/a Radius Communications)

      Lenfest Advertising, Inc. purchased the Philadelphia area assets of Cable AdNet Partners, an indirect subsidiary of TCI in February, 1996. In October 1996, after Lenfest Advertising acquired Metrobase Cable Advertising from Harron Communications for $4.5 million, it began doing business under the name of Radius Communications ("Radius").

      Effective January 1, 1997, Radius, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with Comcast Philadelphia Interconnect Partner for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of customers of the partners in the designated market area at the beginning of the year. For 1997, the Company's partnership interest was 72%. The partners have equal representation on the Executive Committee, and the Company will be the managing partner of the partnership for its first two years. At December 31, 1997, Radius provided local cable advertising sales and insertion for the Company and sixteen other cable television system operators with approximately 1.8 million customers, of which approximately 750,000 were customers of the Company.

StarNet, Inc.

      StarNet, Inc. offers program promotion for basic, premium and pay-per-view cable television through its "NuStar" service.

      NuStar delivers and inserts fully tagged promotional spots for programming into 25 cable television networks. Each spot targets specific viewer groups and includes time specific information, channel numbers and system logos. Up to 65 different programs are promoted monthly through NuStar. The spots are delivered by NuStar through its satellite transponder to proprietary equipment in cable system headends. NuStar launched its service in 1989, and as of December 31, 1997 served cable television systems having 23 million customers. In December 1996, StarNet converted its service to Digicipher II delivery on a KU Band transponder and relaunched the NuStar service as Customized NuStar and Classic NuStar. Customized NuStar provides individual MSOs with their own satellite feed in order to insert promotional spots of their own choosing.

      In September 1996, StarNet formed a joint venture with Prevue Networks, Inc. ("Prevue") in which each entity contributed assets consisting of all of their pay-per-view promotional services. For its contribution of The Barker(R) assets, StarNet received a 28% equity in the new venture, called Sneak Prevue LLC. Prevue contributed all of its Sneak Prevue assets and received 72% of the equity. The joint venture is managed and operated by Prevue. The joint venture currently serves 33 million cable television customers using both The Barker(R) and Sneak Prevue delivery systems.

Local Programming

     In late 1996, a decision was made to combine the Company's NewsChannel operations with Suburban Cable's existing local origination channels. In October, 1997, however, the Company ceased airing the NewsChannel. The Company currently is evaluating the creation of a new regional programming channel to provide local news, information and entertainment.

MicroNet, Inc.

      As of October 31, 1997, MicroNet, Inc. and MicroNet Delmarva Associates, LP (collectively, "MicroNet"), each a wholly-owned subsidiary of the Company, sold substantially all of their assets related to their video, voice and data transmission businesses, and Suburban, Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The Company repaid all of the bank debt ($7.0 million) owed by MicroNet and used approximately $45 million to repay amounts owed under the Bank Credit Facility (as defined below). The Company used the balance for working capital purposes.

      Effective with the three-month period ended June 30, 1997, MicroNet is accounted for as discontinued operations. The revenues and expenses of MicroNet are not included with the consolidated revenues and expenses of the Company, but are reflected as income (loss) from discontinued operations. The prior period financial statements included herein have been restated to reflect the continuing operations of the Company.

Lenfest International, Inc.

      The Company and TCI each are partners in L-TCI Associates, a partnership which held, as of December 31, 1997, a 29.0% interest in Videopole, a French cable television company serving rural areas of France and suburbs of Paris. As of December 31, 1997, Videopole held franchises in areas with nearly 547,000 homes, had built cable television systems passing approximately 317,000 homes, and served approximately 113,000 customers. Videopole is controlled by Synergie Developpement et Services which is a wholly owned subsidiary of D' Electricite De France, the French state-owned electric company.

      As of December 31, 1997, the Company's indirect interest in Videopole was 23.2% and TCI's indirect interest was 5.8%.

Lenfest Australia, Inc.

      At December 31, 1997, the Company owned securities representing a 13.6% voting interest and a 41.5% economic interest in Australis Media Limited ("Australis"), a publicly held Australian pay television company. The Company had acquired its interest in Australis through a series of investments totaling $131.0 million. In the fourth quarter of 1997, the Company wrote off the remaining balance of its investment in Australis, approximately $12.0 million.

      In December 1997, Australis announced that it was suffering a liquidity crisis, and shortly thereafter, its stock was de-listed on the Australian Stock Exchange.

Competition

      Cable systems compete to varying degrees with a number of other communications and entertainment media for customers. These media include, but are not limited to movie theaters and movie store rentals, Internet service, sporting events, and the direct reception of broadcast signals by the viewer's own antenna.

      Other services compete directly with cable television by offering similar video services. Currently, the most significant competition faced by the Company is in providing service to commercial or multiple dwelling units (MDUs). Competitors focus on MDUs because they can access a number of customers with one contract thereby producing economies of scale.

      Cable communications systems operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as public utilities that own certain of the poles to which cable is attached) may become competitors for franchises or providers of competing services. See "Legislation and Regulation."

      Private satellite master antenna television (SMATV), direct broadcast systems (DBS), and Multi-channel Multipoint Distribution systems (MMDS) are the three types of companies that offer direct competitive services. The possibility of additional hardwire competition from companies like Bell Atlantic, RCN, Connectiv, or PECO exists, but due to the level of effort required to build and develop a hardwired video distribution service, the Company estimates any significant threat from these entities to be several years away.

      Cable operators face additional competition from SMATV systems that serve condominiums, apartment and office complexes and private residential developments. SMATV systems offer both reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations. These services currently cannot offer non-broadcast local programming.

      Cable communications systems also compete with wireless program distribution services such as MMDS which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are two MMDS operators which are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems, CAI Wireless and Orionvision. Neither uses digital technology and each offers fewer channels, albeit at a lower price, than are currently available through Suburban Cable. The customer is required to have an antenna installed on his house and needs a converter box to translate the signals. CAI Wireless currently has about 9,500 customers in Suburban Cable's service areas, all within a 35 mile radius of CAI's tower in Philadelphia. Orionvision currently has 5,000 customers within a 30 mile radius of its tower in Corbin City, New Jersey. About 60% of Orionvision's customer base falls within Suburban Cable's New Jersey franchise areas. Additionally, the FCC has adopted regulations allocating frequencies in the 28-Ghz band for a new multichannel wireless video service called Local Multipoint Distribution Service ("LMDS") that is similar to MMDS. The FCC initiated spectrum auctions for LMDS licenses in February 1998.

      Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to individual households, condominiums, apartment and office complexes through conventional, medium and high-power satellites. DBS providers can offer more than 100 channels to their subscribers. Several major companies are offering or are currently developing nationwide DBS services, including DirecTV, EchoStar Communications Corporation and ASkyB and Primestar (an affiliate of TCI). DBS systems use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment and installation costs and a lack of local programming and service. The FCC and Congress are presently considering proposals to enhance the ability of DBS providers to gain access to additional programming and to authorize DBS carriers to transmit local signals to local markets.

      DBS offers sports and movie packages to its customers that Suburban Cable cannot currently offer due to technical and regulatory constraints. Higher DBS penetrations are achieved in the rural areas where fewer customers can get connected to cable at a reasonable cost.

      DirecTV/USSB is now making concerted efforts to provide service to a number of Suburban Cable's commercial/bulk accounts. Additionally, Bell Atlantic has recently signed an agreement with DirecTV to sell DirecTV/USSB services to residential customers as well as commercial/MDU accounts, in certain of its operating areas. Bell Atlantic has not yet announced where it will sell DirecTV/USSB services.

      Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.

Employees

      As of December 31, 1997, the Company had 1,646 full-time employees, of which 175 employees were covered by collective bargaining agreements at three locations.

      As of December 31, 1997, the Company's Core Cable Television Operations had 1,093 full-time employees, of which 175 employees were covered by collective bargaining agreements at three locations.

      The Company considers its relations with its current employees to be good.

Legislation and Regulation

      The cable television industry is regulated by the FCC, some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

      Federal Laws. The 1984 Cable Act, the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain non-basic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals;
(viii) television broadcast signal mandatory carriage and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

      Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

      Rate Regulation. Nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the FCC reviews rates for non-basic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities; prohibits cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; and has adopted regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment.

      Regulation of non-basic tier rates is scheduled to terminate on March 31, 1999. Regulation of both basic and non-basic tier cable rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expanded the definition of "effective competition" to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS.

      The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and non-basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

      Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or non-basic cable services and associated equipment, and refunds can be required.

      Carriage of Broadcast Television Signals. Commercial television broadcast stations which are "local" to a cable system must elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN.

      Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or non-simultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system.

      Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

      Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees.

      The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

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

      Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal. In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements.

      Other FCC Regulations. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; application of the rules governing political broadcasts; customer service; technical standards; home wiring and limitations on advertising contained in non-broadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

      Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

      State and Local Regulation. Because a cable television uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

      The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

      The foregoing does not describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

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

      The Company owns or leases real property for signal receptions sites and business offices in many of the communities served by its systems and for its principal operating offices. See "Certain Transactions." On March 21, 1996, Suburban entered into a lease for office space at 200 Cresson Boulevard, Oaks, PA. The Company has moved administrative operations to this single location. The office has approximately 57,000 square feet, which management believes is adequate. In 1997, the Company, through one of its non-cable subsidiaries, purchased land adjacent to its Oaks, PA office location where it expects to build a master head-end facility. Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.

Item 3. LEGAL PROCEEDINGS.

      On January 20, 1995, Mr. Albert Hadid filed suit in the Federal Court of Australia, New South Wales District Registry, against Australis (a company in which the Company holds a 41.5% aggregate economic interest, see "-- Non-Cable Investments"), the Company and several other entities and individuals including
H. F. Lenfest (the "Defendants"), involved in the acquisition of a company of which Mr. Hadid was the controlling shareholder, the assets of which included the right to acquire License B from the Australian government. Mr. Hadid alleged that the Company and Mr. Lenfest breached fiduciary duties that they owed to him and claimed damages of A$220 million. In August 1995, Mr. Hadid amended the suit to include allegations that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claimed additional damages of A$485 million. Mr. Hadid seeks total monetary damages in the amount of A$718 million (approximately U.S.$467 million as of December 31, 1997). The Defendants have denied all claims made against them by Mr. Hadid and stated their belief that Mr. Hadid's allegations are without merit. They are defending this action vigorously.

      The trial in this action began on February 2, 1998 and is expected to last until sometime in the third quarter of 1998. As of the date hereof, Mr. Hadid and other witnesses testifying on his behalf have not completed their testimony and cross examination. The Defendants have not presented any part of their case. While the Company continues to deny all of Mr. Hadid's claims, it cannot predict the outcome of the trial.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.


Item 5. MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no established public trading market for the Company's common stock. As of March 27, 1998, there were five record holders of the Company's common stock. No dividends have been paid on the Company's common stock in the period from January 1, 1995 through December 31, 1997. In addition, the borrowing agreements which were and are in effect between the Company and the lenders party thereto during such periods prohibit the payment of any dividends.


Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial And Operating Data (Dollars In Thousands Except Per Customer Data)

      The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1997 set forth below have been derived from the audited Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements for each of the three years in the period ended December 31, 1997 included elsewhere in this Form 10-K. The statement of operations data with respect to the fiscal years ended December 31, 1993 and 1994 have been derived from audited consolidated financial statements of the Company not included herein.

---------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Statement of Operations Data*             1993            1994           1995             1996             1997
                                       -------------  -------------  -------------   ---------------  ---------------
Revenues                               $ 205,326      $  226,185      $ 254,225      $    381,810     $    447,390
Programming expenses                      44,033          49,267         55,322            82,804           93,088
Selling, general & administrative         46,527          50,269         55,262            82,688          105,470
Technical and other                       20,167          27,269         34,529            50,449           56,109
Depreciation and amortization             62,089          72,813         74,272           111,277          129,939
                                         --------       ---------       --------       -----------      -----------
    Operating income                      32,510          26,567         34,840            54,592           62,784
Interest expense                         (35,090)        (47,749)       (60,909)         (107,201)        (120,788)
Other income and expense (net)           (10,232)         (7,072)         4,245           (90,361)         (50,070)
                                         --------       ---------       --------       -----------      -----------
    Loss from continuing operations
    before income taxes                  (12,812)        (28,254)       (21,824)         (142,970)        (108,074)
Income tax benefit                         2,018          10,174         10,724            14,329           38,740
                                         --------       ---------       --------       -----------      -----------
Loss from continuing operations          (10,794)        (18,080)       (11,100)         (128,641)         (69,334)
Discontinued operations, net of taxes     (1,073)           (819)          (395)              363           33,738
Extraordinary loss, net of taxes             ---             ---         (6,739)           (2,484)             ---
                                         --------       ---------       --------       -----------      -----------
    Net loss                           $ (11,867)     $  (18,899)     $ (18,234)     $   (130,762)    $    (35,596)
                                         ========       =========       ========       ===========      ===========

Balance Sheet Data*
    (end of period)
Total assets                           $ 634,938      $  664,555      $ 843,110      $  1,221,788     $  1,219,720
Total debt                               612,392         626,121        810,725         1,312,863        1,295,306
Stockholders' equity  (deficit)          (56,029)        (49,609)       (45,192)         (233,790)        (254,264)

Core Cable Television Operations  (Restricted Group)
Financial Ratios and Other
    Data  (a)
Revenues                               $ 197,630      $  212,800      $ 232,155      $    354,561     $    413,792
EBITDA  (b) (c)                          100,476         105,711        115,261           182,905          205,861
EBITDA margin  (d)                          50.8%           49.7%          49.6%             51.6%            49.7%
Interest expense                       $  34,699      $   47,016      $  59,966      $    105,463     $    120,549
Capital expenditures  (e)                 41,658          42,162         40,168            51,703           87,510
Total debt                               609,159         616,657        807,535         1,309,735        1,293,579
Ratio of total debt to EBITDA               6.06x           5.83x          7.01x             7.16x            6.28x
Monthly revenue per average
    basic customer                     $   32.05      $    31.44      $   32.97      $      34.25     $      35.18
Annual EBITDA per average
    basic customer                        195.51          187.42         196.40            212.00           210.04
Annual capital expenditures per
    average basic customer  (e)            81.06           74.75          68.44             59.93            89.28
Summary Customer Data
    (end of period)  (a)
Homes passed                             870,718         892,549        904,753         1,278,673        1,388,887
Basic customers                          550,703         577,377        596,366           927,249          991,758
Basic Penetration                           63.2%           64.7%          65.9%             72.5%            71.4%

----------------------
*    Prior year data is restated to reflect continuing operations.
(a)  The Core Cable Television Operations (Restricted Group) consists of all of the Company's wholly owned cable television subsidiaries. Financial ratios and other information are presented for the Restricted Group to facilitate the evaluation of the results of operations of those operating entities on which the Company relies to service all of its debt obligations.

(b)  EBITDA represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered by an investor as an alternative to net income
     (loss), as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

(c)  CAH, Inc. became a part of the restricted group in 1996. CAH, Inc. has not been included in the 1993-1995 presentation.

(d)  EBITDA margin measures EBITDA as a percentage of revenues.

(e)  Excludes the purchase price of acquisitions consummated during the period.
-------------------------------------------------------------------------------------------------------------------------

                                 CAPITALIZATION


         The following table sets forth the consolidated capitalization and cash and cash equivalents of the Company as of December 31, 1997.

                                                       (Dollars in thousands)

Cash and Cash Equivalents                                $          15,623
                                                         ==================

Total Debt

Bank credit facility                                     $         240,000
11.84% Senior Notes                                                 10,500
11.30% Senior Notes                                                 45,000
 9.93% Senior Notes                                                 11,625
 8-3/8% Senior Notes, net of discount                              687,082
Obligations under capital leases                                     7,318
10-1/2% Senior Subordinated Notes, net of discount                 293,781
                                                         ------------------
           Total debt                                            1,295,306
                                                         ------------------

Stockholders' equity  (Deficit)
Common stock                                                             2
Additional paid-in capital                                          50,747
Unrealized gain on marketable securities, net                        5,256
Accumulated deficit                                               (310,269)
                                                         ------------------

       Total stockholders' equity  (deficit)                      (254,264)
                                                         ------------------
           Total capitalization                          $       1,041,042
                                                         ==================


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Substantially all of the Company's revenues are earned from customer fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters and remote control devices and installations). Federal law and regulations, including the regulation of certain aspects of the cable television industry, have affected adversely the Company's ability to increase or restructure its rates for certain services. These regulations are intended to limit future rate increases. See "Legislation and Regulation."

      The Company has generated increases in revenues and EBITDA for each of the past three fiscal years primarily through acquisitions and, to a lesser extent, through internal customer growth, increases in monthly revenue per customer and, growth in advertising and home shopping revenues. As used herein, "EBITDA" represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED RESULTS

      Revenues for the company increased 17.2% to $447.4 million as compared to 1996, primarily as a result of the Company's Core Cable Television Operations. The TCI Exchange, the Sammons Acquisition, the Salem Acquisition, the Shore Acquisition, and the Turnersville Acquisition, which are described in Note 5 to the financial statements included herein (collectively, the "Acquisitions"), accounted for approximately $40.2 million or 61.3% of the increase.

      Service and Programming Expenses increased 12.0% to $149.2 million for the year ended December 31, 1997 compared to the prior year. These expenses are related to technical salaries, general operating, and network programming costs. The service and programming increase was primarily due to increased costs associated with the Core Cable Television Operations.

      Selling, General, and Administrative Expense increased 27.6% to $105.5 million for the year ended December 31, 1997 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to administrative expenses associated with the Core Cable Television Operations.

      Depreciation and Amortization Expense increased 16.8% to $129.9 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily due to the Acquisitions and additional capital expenditures associated with the Core Cable Television Operations.

      EBITDA increased 15.2% to $196.2 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily due to the Core Cable Television Operations. The EBITDA margin decreased to 43.9% in 1997 compared to 44.6% for 1996. This decrease was primarily caused by one time costs associated with the consolidation effort related to the Core Cable Television Operations.

      Interest Expense increased 12.7% to $120.8 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to the Acquisitions.

      Loss from continuing operations before income tax decreased 24.4% to $108.1 million. The decrease was attributable to a loss associated with the write-down of the Company's investment in Australis. The 1997 write-down of the Company's investment in Australis was $44.6 million compared to an $86.4 million write-down of the investment in the prior year.

Core Cable Television Operations

      Revenues increased 16.7% to $413.8 million for the year ended December 31, 1997 compared to the prior year. Revenues for basic and CPS tiers and customer equipment and installation, ("regulated services") increased 24.3 % or $60.4 million compared to the prior year. This increase was primarily attributable to the realization of the full effect of the Acquisitions, strong internal customer growth of approximately 2.9%, and rate increases occurring predominately in the second and fourth quarters. Non-regulated service revenue decreased 7.1% or $6.0 million for the year ended December 31, 1997 compared to the prior year. This decrease was primarily as a result of the regional sports network, Prism, ceasing operations on September 30, 1997. On October 1, 1997, the Company added the new regional sports network, Comcast SportsNet to the regulated CPS tier. Advertising, home shopping, and non-recurring revenue increased 22.3% or $4.8 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily attributable to the Acquisitions and internal customer growth.

      Service and Programming Expenses increased 13.2% to $126.9 million for the year ended December 31, 1997 compared to the prior year. These expenses are related to technical salaries, general operating costs, and programming costs. The technical service increase was primarily due to increased costs associated with the consolidation efforts of the Company which included integrating the Acquisitions. The programming expense increase was primarily due to the Acquisitions and increased customer costs associated with the basic and CPS tier services.

      Selling, General and Administrative Expense increased 32.5% to $86.4 million for the year ended December 31, 1997 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to the Acquisitions and expenses associated with the consolidation efforts of the Company which included migrating customer service to the new Call Center.

      Depreciation and Amortization Expense increased 16.7% to $125.0 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily due to the Acquisitions as well as additional capital expenditures.

      EBITDA increased 12.6% to $205.9 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily associated with the Acquisitions. The EBITDA margin decreased to 49.7% in 1997 compared to 51.6% for 1996. This decrease was primarily caused by one-time costs associated with the consolidation efforts of the Company.

Unrestricted Subsidiaries

      The largest of the Company's Unrestricted Subsidiaries in 1997 were Radius Communications and StarNet.

Lenfest Advertising, Inc. (d/b/a Radius Communications)
-------------------------------------------------------

      Revenues, prior to payment of affiliate fees, increased 70.2% to $25.9 million as compared to 1996, primarily as a result of the full realization of the MetroBase Advertising acquisition in September 1996. Affiliate fees increased 68.3% to $11.8 million, of which $4.8 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

      Operating Expenses increased proportionately to the increase in revenues for the year ended December 31, 1997, due to the expansion of the combined sales forces of Cable AdNet and MetroBase advertising.

      Depreciation and Amortization Expense increased by 83.3% to $1.9 million as compared to 1996 as a result of the purchasing of Digital Insertion equipment used in daily operations.

      Operating income decreased 28.6% to $0.5 million for the year ended December 31, 1997, compared to $0.7 million in the prior year.

StarNet, Inc.
-------------

      Revenues decreased by 38.1% to $5.0 million for the year ended December 31, 1997, primarily due to the elimination of The Barker(R) and Promoter services.

      Direct expenses decreased 36.3% to $6.0 million as compared to 1996 due primarily to the reduction of operational expenses eliminated with the termination of The Barker(R) and Promoter services.

      Depreciation and Amortization Expense decreased by 23.7% to $1.2 million as compared to 1996 as a result of assets related to The Barker(R) being transferred to Sneak Prevue, LLC, a partnership between StarNet, Inc. and Prevue.

      Operating loss decreased by 23.8% to $2.1 million in 1997 compared to $2.8 million in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

CONSOLIDATED RESULTS

      Revenues for the company increased 50.2% to $381.8 million for the year ended December 31, 1996 as compared to 1995, primarily as a result of the Company's Core Cable Television Operations. The Acquisitions accounted for approximately $103.9 million or 81.4% of the increase.

      Service and Programming Expenses increased 48.3% to $133.3 million for the year ended December 31, 1996 compared to the prior year. These expenses are related to technical salaries, general operating and programming costs. The service and programming increase was primarily due to increased costs associated with the Acquisitions.

      Selling, General and Administrative Expense increased 49.6% to $82.7 million for the year ended December 31, 1996 compared to the prior year. These expenses are associated with customer service, office, and marketing. This increase was primarily due to selling and administrative expenses associated with the Acquisitions.

      Depreciation and Amortization Expense increased 49.8% to $111.3 million for the year ended December 31, 1996 compared to the prior year. This increase was primarily due to the Acquisitions.

      EBITDA increased 54.0% to $170.3 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily due to the Acquisitions. The EBITDA margin increased to 44.6% in 1996 compared to 43.5% for 1995. This increase was primarily a result of an increase in EBITDA for Core Cable Television Operations.

      Interest Expense increased 76.0% to $107.2 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to the Acquisitions.

      Loss from continuing operations before income tax increased 555.1% to $143.0 million. The increase was attributable to a loss associated with the write-down of the Company's investment in Australis.

Core Cable Television Operations

      Revenues increased 52.7% to $354.6 million for the year ended December 31, 1996 compared to the prior year. Revenues for regulated services increased 56.3 % or $89.6 million compared to the prior year. This increase was primarily attributable to the Acquisitions, internal customer growth of approximately 2.8%, and rate increases occurring predominately in the second and fourth quarters. Non-regulated service revenue increased 43.9% or $25.8 million for the year ended December 31, 1996 compared to the prior year. This increase was primarily as a result of the Acquisitions. Advertising, home shopping and non-recurring revenue increased 49.4% or $7.1 million compared to the prior year. This increase was primarily attributable to the Acquisitions.

      Service and Programming Expenses increased 57.9% to $112.1 million for the year ended December 31, 1996 compared to the prior year. These expenses are related to technical salaries, general operating, and programming costs. The technical service increase was primarily associated the Acquisitions. The programming expense increase was primarily due to the Acquisitions and increased customer costs associated with the basic and CPS tier services.

      Selling, General and Administrative Expense increased 37.6% to $65.2 million for the year ended December 31, 1996 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily associated with the Acquisitions.

      Depreciation and Amortization Expense increased 50.8% to $107.1 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily due to the Acquisitions as well as increased capital expenditures.

      EBITDA increased 58.7% to $182.9 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily associated with the Acquisitions. The EBITDA margin increased to 51.6% in 1996 compared to 49.6% for 1995. This increase was primarily caused by cash distributions made to the Company by certain Unrestricted Subsidiaries and affiliates.

Unrestricted Subsidiaries

Lenfest Advertising, Inc. (d/b/a Radius Communications)
-------------------------------------------------------

      Revenues, prior to payment of affiliate fees, were $15.2 million. Affiliate fees were $7.0 million, of which $4.3 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

      Operating Expenses, including affiliate fees, totaled $13.8 million.

      Operating Income was $0.7 million.

      Radius, which began operations in 1996 in connection with the purchase of certain advertising assets, had no revenue or expenses in 1995.



StarNet, Inc.
-------------

      Revenues decreased 8.8% to $8.1 million in 1996 as compared to 1995, the net result of the elimination of The Barker(R) and Promoter services in November of 1996.

      Direct expenses decreased 12.4% to $9.4 million due primarily to the reduction of operational expenses eliminated with the termination of The Barker(R) and Promoter services.

      Depreciation and Amortization Expense increased 11.0% to $1.5 million for the year ended December 31, 1996, primarily as a result of purchasing assets related to The Barker(R).

      Operating loss was $2.8 million for the year ended December 31, 1996, as compared to $3.4 million for the prior year.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (the "FASB") has recently issued its Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining the preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      The FASB has also recently issued its SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ( "SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At December 31, 1997, the Company had aggregate total indebtedness of approximately $1,295.3 million. The Company's senior indebtedness of approximately $1,001.5 million consisted of: (i) three debt obligations in the amount of approximately $45.0 million, $10.5 million and $11.6 million (collectively, the "Private Placement Notes"); (ii) $687.1 million of 8-3/8% Notes; (iii) $240 million under a bank credit facility dated as of June 27, 1996 (the "Bank Credit Facility"); and (iv) obligations under capital leases of approximately $7.3 million. The Company issued the Private Placement Notes from 1988 to 1991 in connection with the refinancing of revolving bank debt. The Bank Credit Facility consists of a $150 million term loan facility and a $300 million revolving credit facility. At December 31, 1997, the term loan was fully drawn.

      At December 31, 1997, the only outstanding senior subordinated indebtedness was the Company's Subordinated Notes which were issued on June 27, 1996 pursuant to a private offering to certain institutional and other accredited investors and subsequently exchanged in a registered exchange offer for publicly traded Subordinated Notes. The Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

      On February 5, 1998, the Company issued $150 million of 7-5/8% Senior Notes due 2008 and $150 million of 8-1/4% Senior Subordinated Notes due 2008. The proceeds of this offering were used to repay the Private Placement Notes, pay off and cancel the Company's bank term loan facility and to pay down the revolving credit facility. As of March 27, 1998, the Company's revolving credit facility had no outstanding borrowings.

      The Bank Credit Facility contains provisions which limit the Company's ability to make certain investments in excess of $50 million in the aggregate and prohibiting the Company from having: (i) a Senior Debt Leverage Ratio for the quarter ended December 31, 1997 through December 30, 1999 in excess of 5.00:1 and 4.50:1 commencing on December 31, 1999 and thereafter; and (ii) a Total Debt Leverage Ratio in excess of 6.50:1 at December 31, 1997, and declining to 6.00:1 commencing on December 31, 1998 and thereafter. The Company expects to refinance the Bank Credit Facility in 1998.

      The Company's operations are conducted through its direct and indirect subsidiaries. As a holding company, the Company has no independent operations and, therefore, is dependent on the cash flow of its subsidiaries to meet its own obligations, including the payment of interest and principal obligations on the Company's borrowings. There are no restrictions relating to the payment to the Company of dividends, advances or other payments by any of the Company's subsidiaries.

      Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $89.1 million for the year ended December 31, 1997 compared to approximately $62.2 million for the year ended December 31, 1996. In 1997, the Company was required to make interest payments of approximately $120.6 million on outstanding debt obligations, whereas in 1996, the Company was required under its then existing debt obligations to make interest payments of approximately $103.8 million. This increase was primarily attributable to increased debt incurred by the Company in connection with the Acquisitions.

      Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1998 through 2001 are $5.9 million (of which $680,000 is payable to a principal stockholder), $5.9 million (of which $714,000 is payable to a principal stockholder), $5.5 million (of which $750,000 is payable to a principal stockholder) and $3.8 million (of which $788,000 is payable to a principal stockholder), respectively.

      The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2012. Management bases its expectation on its belief that depreciation and amortization expense will level off and that interest expense will decline as debt is repaid, resulting in higher levels of pretax income.

      In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. At December 31, 1997, the amount subject to the guarantee under the license agreements was approximately $47.5 million.

      The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee.

      Capital Expenditures. It is anticipated that during 1998, the Company will spend at least $80.0 million for capital expenditures for its Core Cable Television Operations. These capital expenditures will be for the upgrading of certain of its cable television systems, maintenance and other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1998 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable television system upgrade and whether a particular cable television system has sufficient capacity to handle new product offerings. The Company, however, anticipates that capital expenditures for years subsequent to 1998 will continue to be significant.

      Resources. Management believes that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service throughout 1998. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with the Senior and Total Debt Leverage Ratios or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company will be in compliance with such Debt Leverage Ratios.

      Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations.

      The Company is in the process of identifying the computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The Company has initiated communications with all of its significant software suppliers to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

      The Company continues to use both internal and external resources to reprogram or replace software for Year 2000 Issue modifications. The costs directly attributable to the Year 2000 Issue are not expected to have a material effect on the Company's financial position, results of operation or cash flows.

      The costs of the project and the date on which the Company plans to complete the Year 2000 Issue modifications and replacements are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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


Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the period beginning January 1, 1995 and ended December 31, 1997, there have been no disagreements with any independent accountant engaged as the principal accountant to audit the Company's financial statements nor has any such person resigned, declined to stand for the reelection or been dismissed.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

Directors And Executive Officers

      The directors and executive officers of the Company are as set forth below:

         Name                                Age     Position
         ----                                ---     --------

         H. F. Lenfest  ...................   67     President, CEO and Director
         H. Chase Lenfest  ................   34     Director
         Brook J. Lenfest  ................   29     Director
         John C. Malone  ..................   57     Director
         William R. Fitzgerald  ...........   40     Director
         Harry F. Brooks  .................   60     Executive Vice President, Assistant Secretary
         Marguerite B. Lenfest  ...........   64     Treasurer
         Samuel W. Morris, Jr.  ...........   54     Vice President - General Counsel and Secretary
         Maryann V. Bryla  ................   32     Vice President - Finance, Assistant Secretary
         Donald L. Heller  ................   52     Vice President

      H. F. Lenfest is the founder, a director and President and Chief Executive Officer of the Company, the sole director of each of the Company's subsidiaries and the President of each of the subsidiaries other than Lenfest Programming Services, Inc. and TeleSTAR Marketing, Inc. ("TeleSTAR"). Mr. Lenfest's principal occupation since 1974 has been serving as the President and CEO of the Company and its subsidiaries. He is married to Marguerite B. Lenfest. Mr. Lenfest is currently a director of TelVue Corporation.

      H. Chase Lenfest has served as a Director of the Company since December 1997 and is Director of Local Sales of Lenfest Programming Services, Inc. From January 1996 to January 1997, he was the Regional Photo Classified Manager of Lenfest Programming Services, Inc. He was employed by TelVue Corporation from February 1994 until January 1996. Prior to 1994, he was a stockbroker with Wheat First Butcher & Singer. He is the son of H. F. and Marguerite B. Lenfest.

      Brook J. Lenfest has served as a Director of the Company since December 1997 and is Vice President and Director of Operations for the StarNet, Inc. He has been an officer of StarNet, Inc. since January 1995. Prior to assuming his current position, he was Vice President-Business Development,

Director of Communications and Product Manager for StarNet, Inc. From 1993 to 1994, he was Marketing Manager for the Company's South Jersey Cablevision (now Lenfest Atlantic, Inc.) subsidiary. Prior to that he held various positions at Garden State Cablevision. He is the son of H. F. and Marguerite B. Lenfest.

      John C. Malone has served as a director of the Company since January 1982 other than for a brief period in 1997. Dr. Malone has served as the Chief Executive Officer of TCI since January 1994, and as Chairman of the Board of TCI since November 1996. Dr. Malone served as President of TCI from January 1994 to March 1997, as Chief Executive Officer of TCI Communications, Inc., a subsidiary of TCI ("TCIC"), from March 1992 to October 1994 and as President of TCIC from 1973 to October 1994. Dr. Malone is also a director of TCI, TCIC, Tele-Communications International, Inc., TCI Pacific Communications, Inc., TCI Satellite Entertainment, Inc., BET Holdings, Inc., The At Home Corporation and The Bank of New York.

      William R. Fitzgerald has served as a Director of the Company since January 30, 1998. Mr. Fitzgerald serves as Executive Vice President of Corporate Development and Partnership Relations for TCI. Mr. Fitzgerald joined TCI Communications, Inc. in March of 1996. Prior to joining TCI, he was a Senior Vice President and Partner with Daniels & Associates. Before joining Daniels & Associates, Mr. Fitzgerald was a Vice President at The First National Bank of Chicago.

      Harry F. Brooks is Executive Vice President and Assistant Secretary of the Company. He has been Executive Vice President since 1991 and a Vice President since 1983. Mr. Brooks is also Vice President/Assistant Treasurer/Assistant Secretary of each of the Company's subsidiaries other than TeleSTAR (where he is Treasurer and Assistant Secretary), Lenfest Raystay Holdings, Inc. (where he is Vice President and Assistant Secretary) and Lenfest Atlantic, Inc. He is the brother of Marguerite B. Lenfest.

      Marguerite B. Lenfest has served as Treasurer of the Company since 1974. She is the wife of H. F. Lenfest and the sister of Harry F. Brooks.

      Samuel W. Morris, Jr. has been Vice President-General Counsel of the Company since November 1993 and Secretary since December 17, 1997. Prior to assuming his current position, he was a founding partner in the law firm of Hoyle, Morris & Kerr, where he remains Of Counsel. Mr. Morris is also Vice President-General Counsel and Secretary of each of the Company's subsidiaries. Mr. Morris also serves as a director of Australis Media Ltd. since January 1998.

      Maryann V. Bryla has been Vice President, Finance of the Company since March 1997 and Assistant Secretary since January 1998. Prior to that, Ms. Bryla was Assistant Vice President of Finance of the Company since November 1996 and Director of Investor Relations since June 1996. Prior to joining the Company, Ms. Bryla was a lending officer in the Telecommunication and Media Lending Division of PNC Bank, N.A. Prior to that, she was an Assistant Treasurer and Manager in the North America Corporate Finance Syndications Division at The Chase Manhattan Bank. Ms. Bryla is also Assistant Secretary of Lenfest Clearview, Inc. and StarNet, Inc. and Treasurer of Suburban.

      Donald L. Heller has been a Vice President of the Company since March 1993. Prior to assuming his current position, Mr. Heller was, from June 1984 to January 1993, the Vice President and General Manager of Sportschannel Prism Associates, a regional cable television service which provided movies and professional sports. Mr. Heller is also Vice President of Lenfest International, Inc. and Lenfest Australia, Inc. He is currently a director of TelVue Corporation and Australis Media Ltd.

      All directors serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. All executive officers serve at the discretion of the Board of Directors. The directors of the Company receive no compensation in their capacity as directors.

Other Principal Employees

         Debra A. Krzywicki has been an Executive Vice President of Suburban since January 1, 1996, and a Vice President of Suburban from 1989 to December 31, 1995. She has been Assistant Secretary of the Company since January 1998. She is primarily responsible for marketing, programming, customer service, training and public relations.

      Robert M. Lawrence has been an Executive Vice President of Suburban since January 1996, and a Regional Vice President and General Manager of Suburban from March 1982 to December 31, 1995. He has been Assistant Secretary of the Company since January 1998. He is responsible for technical operations, engineering, franchise relations, information systems and purchasing.

Item 11. EXECUTIVE COMPENSATION.

      The Company has no long-term compensation plans. The following table sets forth certain information for the years ended December 31, 1995, 1996 and 1997 concerning cash and non-cash compensation earned by the CEO and the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such periods.

--------------------------------------------------------------------------------------------------------------------
                                         Summary Compensation Table
                                                                         Annual Compensation
Name  and                                                                                          All Other
Principal  Position                            Year               Salary            Bonus        Compensation
-------------------                            ----               ------            -----        ------------
H.  F.  Lenfest                                1997       $      749,996     $         ---      $  255,022(a) (b)
President  and  CEO                            1996            1,000,000               ---         268,135(a) (b)
                                               1995              500,000           750,000         293,218(a) (b)

Samuel  W.  Morris,  Jr.                       1997       $      262,496     $      25,000      $    8,000(a)
Vice  President  and                           1996              250,000            30,000           7,500(a)
General  Counsel                               1995              200,000           100,000           7,500(a)

Robert  Lawrence                               1997       $      206,596     $      20,000      $    8,000(a)
Executive  Vice  President                     1996              190,000               ---           7,500(a)
Suburban                                       1995              115,000            15,500           5,750(a)

Debra  A.  Krzywicki                           1997       $      189,404     $         ---      $    8,000(a)
Executive  Vice  President                     1996              170,000               ---           7,500(a)
Suburban                                       1995              105,000               ---           5,250(a)

Harry  F.  Brooks                              1997       $      157,500     $      40,000      $    8,000(a)
Executive  Vice  President                     1996              150,000               ---           7,500(a)
                                               1995              135,000               ---           6,750(a)
----------------
(a)  Matching contributions under the Company's 401(k) Plan for the individuals in years noted. The contribution for Mr. Lenfest for the years 1997, 1996 and 1995 were $8,000, $7,500 and $7,500, respectively.

(b)  Pursuant to agreements between the Company and a foundation and trusts created by H. F. Lenfest, the foundation and the trusts have purchased split-dollar life insurance policies on H. F. Lenfest's life and on the joint lives of Mr. Lenfest and his wife, Marguerite Lenfest, an officer and director of the Company.
     Under these agreements, the Company pays (i) the premium on each policy, minus a sum equal to the lesser of the applicable one-year term premium cost computed under the Internal Revenue Service Ruling 55-747 or the cost of comparable one-year term life insurance in the amount of each policy or (ii) the entire premium.  The trusts and foundation are the beneficiaries of the insurance policies.  However, the Company has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by the
     Company.  These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and expenses are realized, the Company, upon the deaths of Mr. and Mrs. Lenfest or the surrender of the policies, will recover all of its insurance premium payments.  The premiums paid by the Company in 1997,
     1996 and 1995 pursuant to these arrangements were $346,043, $346,043 and $325,471, respectively.  The amounts in this column include the present value of such premium payments using an imputed interest rate, such present value calculated based upon Mr. and Mrs. Lenfest's remaining life expectancy, which totaled $247,022,
     $260,635 and $232,985 in 1997, 1996 and 1995, respectively.  In addition, in 1995, Mr. Lenfest received
     $52,733 of additional compensation, of which $50,213 consisted of the payment by the Company of expenses incurred by Mr. Lenfest in connection with personal investments.
--------------------------------------------------------------------------------------------------------------------

Compensation Committee Interlocks And Insider Participation

      The Company has no compensation committee. H. F. Lenfest has participated in the past, and is expected to continue to participate, in the deliberations of the Board of Directors concerning executive compensation.


Item 12. SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of December 31, 1997, certain information with respect to the Common Stock beneficially owned by each director, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power.

                                                                  Shares of              Percent of
Name and Address                                                 Common Stock           Common Stock
----------------                                                 ------------           ------------
H. F. Lenfest, Director (a)(b)(c)(d)(g)                             79,448                  50.0%
John C. Malone, Director (e)(f)                                     79,448                  50.0%
Brook J. Lenfest (a)(c)(d)(g)                                       14,862                   9.4%
H. Chase Lenfest (a)(c)(d)(g)                                       14,862                   9.4%
Diane A. Lenfest (a)(c)(g)                                          14,862                   9.4%
LMC Lenfest, Inc. (c)(f)(h)                                         79,448                  50.0%
   (an indirect wholly owned subsidiary of TCI)
All officers and directors as a                                    158,896                 100.0%
   group (10 persons)

------------------------
(a) Such person's address is c/o The Lenfest Group, 200 Cresson Boulevard, Oaks, PA 19456.

(b)  Includes 14,862 and 14,862 shares owned by Brook J. Lenfest and H. Chase Lenfest which are held in trusts established by each of them, and 14,862 shares owned by Diane A. Lenfest, respectively, all of whom are children of Mr. Lenfest. See Notes (d) and (g) below.

(c)  H. F. Lenfest and LMC Lenfest, Inc. have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors until the earlier of January 1, 2002 or until his death.  During such period, vacancies in respect of the directors designated by
     Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, of The Lenfest Foundation.  Thereafter, the Lenfest Family and LMC Lenfest, Inc.
     will have the right to appoint an equal number of members of the Company's Board of Directors.
     This right will continue for so long as any member of the Lenfest Family owns any stock in the
     Company. Pursuant to a separate agreement, each of H. F. Lenfest, Brook J. Lenfest, H. Chase
     Lenfest and Diane A. Lenfest (the "Lenfest Shareholders") have granted to LMC Lenfest, Inc.
     a right of first refusal with respect to their shares of stock in the Company and LMC Lenfest,
     Inc. has granted a right of first refusal to the Lenfest Shareholders with respect to its shares of stock in the Company.

(d)  Each of Mr. Lenfest, Brook J. Lenfest and H. Chase Lenfest hold their 34,862 shares, 14,862 shares and 14,862 shares, respectively, in trusts established by each of them, each of which is terminable at will.

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

(h) LMC Lenfest, Inc.'s address is 8101 East Pacific Avenue, Suite 500, Englewood, CO 80111.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company is a party to an agreement with Satellite Services, Inc. ("SSI"), an affiliate of TCI, the indirect parent of LMC Lenfest, Inc., a 50% stockholder of the Company and an affiliate of Mr. Malone, pursuant to which SSI provides certain cable programming to the Company at a rate fixed as a percentage in excess of the rate available to TCI. Management believes that these rates are significantly less than the rates that the Company could obtain independently. For the year ended December 31, 1997, the Company incurred programming expenses under its agreement with SSI of approximately $62.9 million.

      Garden State obtains its cable television programming from SSI through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the year ended December 31, 1997, Garden State obtained approximately $14.7 million of programming through the Company.

      The Company, through its StarNet, Inc., sells cross channel tune-in promotional services for cable television to affiliates of TCI. For the year ended December 31, 1997, the Company generated revenues of $1.9 million for such services.

      Through October 31, 1997, the Company rented four office and warehouse spaces from H. F. Lenfest and Marguerite Lenfest. Thereafter, the Company rented three. For the year ended December 31, 1997, the Company paid the Lenfests an aggregate of $647,000 under such leases. Rental payments are on terms that are no less favorable than those the Company could obtain from independent parties.

      For the year ended December 31, 1997, the Company incurred pay-per-view order placement fees to TelVue Corporation, an affiliate of H. F. Lenfest, $470,000 for pay-per-view order placement services.

      In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. At December 31, 1997, the amount subject to the guarantee under the license agreements was approximately $47.5 million.

      The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee.

      The Company has agreed to pay the legal expenses of H. F. Lenfest and Marguerite Lenfest related to a pending SEC action against them. H. F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law.

      The Company paid the legal expenses of Harry Brooks related to the federal criminal action against him as disclosed in the Company's Report on Form 10-K for the year ended December 31, 1996. The Company also paid Mr. Brooks an amount which enabled him to pay the $25,000 fine levied against him in such action and to pay the costs of his work release and home confinement program.

      John C. Malone, a director of the Company, is a director of The Bank of New York, which is the Trustee under the Indentures for the Company's Senior Notes and Subordinated Notes and a lender under the Bank Credit Facility.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

         The following financial statements are filed as part of the report:

         LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets, December 31, 1996 and 1997
         Consolidated Statements of Operations, Years Ended December 31,
         1995, 1996 and 1997
         Consolidated Statements of Changes in
         Stockholders' Equity (Deficit), Years Ended December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997
         Notes to Consolidated Financial Statements

        (a)(2) Independent Certified Public Accountants' Report and Financial Statement Schedule.

        The following Independent Certified Public Accountants' Report and Financial Statement Schedule are filed as a part of the report:

                 (i) Report of Independent Certified Public Accountants on Schedule
                (ii)  Schedule II -- Valuation and Qualifying Accounts


        (a)(3) Exhibits.

        The following Exhibits are furnished as part of this Registration
        Statement:

Exhibit
Number         Title or Description
------         --------------------
      (a)      Exhibits.

      The following Exhibits are furnished as part of this Report:

      1        Purchase  Agreement,  dated  January 30, 1998,  between the Company,  Salomon  Brothers  Inc. and
               NationsBanc Montgomery Securities LLC.

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

    4.7        Registration  Agreement,  dated January 30, 1998, between the Company,  Salomon Brothers Inc. and
               NationsBanc Montgomery Securities

    4.8        Indenture, dated as of February 5, 1998, between the Company and The Bank of New York relating to the $150,000,000 7 5/8% Senior Notes due 2008.

    4.9        Form of $150,000,000 7 5/8% Senior Notes due 2008. (In accordance with Item 601 of Regulation S-K similar notes between the same parties which reference CUSIP No. 526055 AF 5 and CUSIP No. U52547
               AA 1 have not been filed because they are identical in all material respects to the filed exhibit.)

   4.10        Indenture, dated as of February 5, 1998, between the Company and The Bank of New York relating to the $150,000,000 8 1/4% Senior Subordinated Notes due 2008.

   4.11        Form of $150,000,000 8 1/4% Senior Subordinated Notes due 2008. (In accordance with Item 601 of
               Regulation S-K similar notes between the same parties which reference CUSIP No. U52547 AB 9 and CUSIP No. 526055 AH 1 have not been filed because they are identical in all material respects to the filed exhibit.)

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

  *10.5        Programming Supply Agreement, effective as of September 30, 1986, between, dated as of May
               Marguerite Lenfest and Satellite Services, Inc. and Communications, Inc.

                                       29

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

   ##10.42        Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

  ###10.43        Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey,
                  Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and MCN, Inc. (formerly, MicroNet, Inc.).

     10.44        Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

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

        +++       Incorporated by reference to the Company's Registration Statement on Form S-4, No.
                  333-09631, dated August 6, 1996.

          #       Incorporated by reference to the Company's Report on Form 10-Q, dated November 14,
                  1996, for the quarter ended September 30, 1996.

        ##        Incorporated by reference to the Company's Report on Form 10-K, dated March 22,
                  1997, for the year ended December 31, 1996.

       ###        Incorporated by reference to the Company's Report on Form 10-Q, dated August 14,
                  1997, for the quarter ended June 30, 1997.

                  (b) Reports on Form 8-K.

                  None.

                                                 33

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



FINANCIAL STATEMENTS

Report of Independent  Certified Public Accountants.  . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets, December 31, 1996 and 1997. . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations, Years Ended December 31, 1995, 1996 and 1997. . . . .  F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit),
  Years Ended  December 31, 1995,  1996 and 1997. . . . . . . . . . . . . . . . . . . . . .   F-6


Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997. . . . .  F-7

Notes to Consolidated  Financial Statements.  . . . . . . . . . . . . . . . . . . . . . . .   F-9

FINANCIAL STATEMENTS SCHEDULE

Report of Independent Certified Public Accountants on Schedule. . . . . . . . . . . . . . .  F-38

Schedule II -- Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  F-39



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Lenfest Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenfest Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has sold substantially all of the assets of MicroNet, Inc. and MicroNet Delmarva Associates, L.P., wholly owned subsidiaries of the Company. Prior period financial statements have been restated to reflect the continuing operations of the Company.



Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 4, 1998 (except as to the first paragraph of Note 20,
              as to which the date is March 26, 1998)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)






                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1996                 1997
                                                                                    --------------       --------------
ASSETS

Cash and cash equivalents                                                           $      19,162        $      15,623

Marketable securities                                                                      79,830               14,452

Accounts receivable - trade and other, less allowance
 for doubtful accounts of $1,985 in 1996 and $2,923 in 1997                                19,885               23,206

Inventories                                                                                 2,757                2,153

Prepaid expenses                                                                            2,364                2,960

Property and equipment, net of accumulated
 depreciation                                                                             372,387              413,787

Investments in affiliates, accounted for under the equity
 method, and related receivables                                                           41,333               46,471

Other investments, at cost                                                                 10,410               10,410

Goodwill, net of amortization                                                              74,404               73,136

Deferred franchise costs, net of  amortization                                            494,568              507,023

Other intangible assets, net of amortization                                               24,908               28,341

Deferred Federal tax asset (net)                                                           52,257               74,251

Net assets of discontinued operations                                                      20,971                2,660

Other assets                                                                                6,552                5,247
                                                                                    --------------       --------------



                                                                                    $   1,221,788        $   1,219,720
                                                                                    ==============       ==============


See accompanying notes.                                           (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, (continued)
(Dollars in thousands)






                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1996                 1997
                                                                                    --------------       --------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Notes payable                                                                       $   1,303,200        $   1,287,988

Obligations under capital leases - related party                                            5,186                3,722

Obligations under capital leases - unrelated parties                                        4,477                3,596

Accounts payable and accrued expenses - unrelated parties                                  38,781               50,867

Accounts payable - affiliate                                                               12,855               26,304

Customer service prepayments and deposits                                                   8,614                6,984

Deferred interest                                                                               -                7,063

Deferred state tax liability (net)                                                          9,066                9,580

Investment in Garden State Cablevision L.P.                                                72,454               77,880
                                                                                    --------------       --------------

                                                           TOTAL LIABILITIES            1,454,633            1,473,984

MINORITY INTEREST in equity of consolidated
 subsidiaries                                                                                 945                    -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares
    authorized, issued and outstanding                                                          2                    2

  Additional paid-in capital                                                               50,747               50,747

  Unrealized gain (loss) on marketable securities, net of deferred
    tax liabilities of $317 in 1996 and $2,830 in 1997                                     (9,866)               5,256

  Accumulated deficit                                                                    (274,673)            (310,269)
                                                                                    --------------       --------------
                                                                                         (233,790)            (254,264)
                                                                                    --------------       --------------

                                                                                    $   1,221,788        $   1,219,720
                                                                                    ==============       ==============

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)


                                                                                            Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                     1995             1996              1997
                                                                                -------------     ------------     -------------

REVENUES                                                                        $    254,225      $   381,810      $    447,390

OPERATING EXPENSES
  Service                                                                             15,670           29,299            33,772
  Programming - from affiliate                                                        37,685           57,344            62,892
  Programming - other cable                                                           17,637           25,460            30,196
  Selling, general and administrative                                                 55,262           82,688           105,470
  Direct costs - non-cable                                                            18,859           21,150            22,337
  Depreciation                                                                        49,126           65,712            78,801
  Amortization                                                                        25,146           45,565            51,138
                                                                                -------------     ------------     -------------
                                                                                     219,385          327,218           384,606
                                                                                -------------     ------------     -------------

                                                            OPERATING INCOME          34,840           54,592            62,784

OTHER INCOME (EXPENSE)
  Interest expense                                                                   (60,909)        (107,201)         (120,788)
  Equity in net (losses) of unconsolidated affiliates                                (10,682)         (17,870)           (7,334)
  Recognized (loss) on decline in market value of securities -
   Australis Media Limited                                                                 -          (86,400)          (44,572)
  Other income and expense (net)                                                      14,927           13,909             1,836
                                                                                -------------     ------------     -------------
                                                                                     (56,664)        (197,562)         (170,858)
                                                                                -------------     ------------     -------------

                                           (LOSS) FROM CONTINUING OPERATIONS
                                                         BEFORE INCOME TAXES         (21,824)        (142,970)         (108,074)

INCOME TAX BENEFIT (NET)                                                              10,724           14,329            38,740
                                                                                -------------     ------------     -------------

                                                      (LOSS) FROM CONTINUING
                                                                  OPERATIONS         (11,100)        (128,641)          (69,334)

DISCONTINUED OPERATIONS (net of applicable income taxes)
  Income (loss) from discontinued operations of MicroNet,
   Inc. and affiliates                                                                  (395)             363             1,469
  Gain on sale of assets of MicroNet, Inc. and affiliates                                  -                -            32,269
                                                                                -------------     ------------     -------------
                                                                                        (395)             363            33,738
                                                                                -------------     ------------     -------------
                                                               (LOSS) BEFORE
                                                          EXTRAORDINARY LOSS         (11,495)        (128,278)          (35,596)

EXTRAORDINARY (LOSS)
  Early extinguishment of debt, net of income taxes of
   $3,629 in 1995 and $1,337 in 1996                                                  (6,739)          (2,484)               -
                                                                                -------------     ------------     -------------

                                                                  NET (LOSS)    $    (18,234)     $  (130,762)     $    (35,596)
                                                                                =============     ============     =============


See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
 EQUITY (DEFICIT)
(Dollars in thousands)


                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      1995              1996              1997
                                                                                  ------------      ------------     -------------
COMMON STOCK
                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $         2       $         2      $          2
                                                                                  ============      ============     =============

ADDITIONAL PAID-IN CAPITAL

                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $    50,747       $    50,747      $     50,747
                                                                                  ============      ============     =============

UNREALIZED GAIN (LOSS) ON MARKETABLE
  SECURITIES
    Balance at beginning of year                                                  $    25,319       $    47,970      $     (9,866)
    Net unrealized gain (loss) on marketable securities, net of
     deferred tax liabilities                                                          22,651           (57,836)           15,122
                                                                                  ------------      -----------      ------------
                                                      BALANCE AT END OF YEAR      $    47,970       $    (9,866)     $      5,256
                                                                                  ============      ===========      ============

ACCUMULATED DEFICIT
  Balance at beginning of year                                                    $  (125,677)      $  (143,911)     $   (274,673)
  Net (loss)                                                                          (18,234)         (130,762)          (35,596)
                                                                                  -----------       -----------      ------------
                                                      BALANCE AT END OF YEAR      $  (143,911)      $  (274,673)     $   (310,269)
                                                                                  ===========       ===========      ============

                                                         TOTAL STOCKHOLDERS'
                                                            EQUITY (DEFICIT)      $   (45,192)      $  (233,790)     $   (254,264)
                                                                                  ============      ===========      ============






See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1995              1996             1997
                                                                             ------------     -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                 $   (18,234)     $   (130,762)     $   (35,596)
  (Income) loss from discontinued operations                                         395              (363)          (1,469)
  (Gain) on sale of assets of discontinued operations                                  -                 -          (32,269)
  Extraordinary loss                                                               6,739             2,484                -
                                                                             ------------     -------------     ------------
  Loss from continuing operations                                                (11,100)         (128,641)         (69,334)
  Adjustments to reconcile loss from continuing operations
   to net cash provided by operating activities:
    Depreciation and amortization                                                 74,272           111,277          129,939
    Accretion of debt discount                                                       328             1,081            1,788
    Accretion of discount on marketable securities                                     -            (1,026)            (477)
    Net (gains) on sales of marketable securities                                (13,517)             (342)            (468)
    Recognized loss on decline in market value of securities -
     Australis Media Limited                                                           -            86,400           44,572
    (Gain) on disposition of partnership interest                                      -            (7,210)               -
    Deferred income tax (benefit)                                                (10,724)          (15,226)         (23,992)
    Write off of assets upon rebuild of cable systems                                282               846                -
    (Gain) loss on sales of property and equipment                                  (115)             (326)             694
    Equity in net losses of unconsolidated affiliates                             10,682            17,870            7,334
    Loss on other investments                                                         75                 -                -
    Minority interests                                                            (1,347)           (2,492)            (945)
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Cash - restricted escrow                                                       3,273                -                 -
    Accounts receivable                                                            2,675            (7,100)          (3,321)
    Inventories                                                                    2,260             2,175              604
    Prepaid expenses                                                                 594               278             (596)
    Other assets                                                                    (291)           (3,363)           1,305
    Deferred interest                                                                  -                 -            7,063
    Accounts payable and accrued expenses:
      Affiliate                                                                     (433)            5,650           13,449
      Unrelated parties                                                           11,749             6,599           12,086
    Customer service prepayments and deposits                                        (70)              637           (1,630)
                                                                             -----------     -------------      -----------


                                                    NET CASH PROVIDED BY
                                                    OPERATING ACTIVITIES          68,593            67,087          118,071
                                                                             ------------     -------------     -----------



See accompanying notes.                                            (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(Dollars in thousands)

                                                                                       Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                              1995                1996               1997
                                                                         --------------      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                          $           -      $    (604,032)    $     (84,500)
  Acquisition of the minority interest of South Jersey
   Cablevision Associates                                                       (8,838)                 -                 -
  Non cable acquisitions                                                             -             (5,600)                -
  Purchases of property and equipment                                          (44,144)           (57,397)          (94,519)
  Purchases of marketable securities                                            (2,678)              (582)           (3,091)
  Purchases of other investments                                                   (71)                 -                 -
  Proceeds from transfer of cable system                                             -              4,500                 -
  Proceeds from sales of property and equipment                                    192                381             1,091
  Proceeds from sales of marketable securities                                  16,545              1,952            45,223
  Proceeds from sale of assets of discontinued operations                            -                  -            70,250
  Discontinued operations                                                       (1,677)              (255)          (18,558)
  Loans to Australis Media                                                           -            (41,139)                -
  Proceeds from Australis Media note receivable                                 19,240             41,139                 -
  Investments in unconsolidated affiliates                                     (19,492)            (4,183)           (9,346)
  Distributions from unconsolidated affiliates                                   1,826             45,932               775
  (Increase) in other intangible assets - investing                               (306)            (4,539)           (8,876)
  Loans and advances to unconsolidated affiliates                                 (726)              (470)           (4,849)
  Loans and advances from unconsolidated affiliates                              1,110              8,390             3,627
                                                                         -------------      -------------     -------------

                                                   NET CASH (USED IN)
                                                 INVESTING ACTIVITIES          (39,019)          (615,903)         (102,773)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in debt                                                             741,363            942,023           105,000
  Early extinguishment of debt                                                 (91,118)          (448,821)                -
  Other debt reduction:
    Notes                                                                     (515,528)           (80,345)         (122,000)
    Obligations under capital leases                                               (49)              (256)           (1,490)
  (Increase) in other intangible assets - financing                             (4,110)            (9,045)             (347)
                                                                         -------------      -------------     -------------

                                       NET CASH PROVIDED BY (USED IN)
                                                 FINANCING ACTIVITIES          130,558            403,556           (18,837)
                                                                         -------------      -------------     --------------

                                                         NET INCREASE
                                                   (DECREASE) IN CASH          160,132           (145,260)           (3,539)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                               4,290            164,422            19,162
                                                                         --------------      --------------     ------------

                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR    $     164,422       $     19,162       $    15,623
                                                                         ==============      ==============     ============

See accompanying notes.
                                       F-8

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1996 and 1997



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

Business Activities and Concentrations of Credit Risk

The Company, through its cable subsidiaries, owns and operates clusters of cable television systems located in the suburbs of Philadelphia, Pennsylvania, from Harrisburg, Pennsylvania through Wilmington, Delaware and south through Atlantic City, New Jersey. In addition, the Company, through its non-cable subsidiaries, sells advertising for cable television systems and provides satellite delivered cross channel tune-in promotional services for cable television. The Company's ability to collect the amounts due from customers is primarily affected by economic fluctuations in these geographic areas.

The Company maintains cash balances at several financial institutions located primarily in the Philadelphia Area. Accounts at each institution are insured by either the FDIC or another institutional insurance fund up to $100,000 and $500,000, respectively. The Company maintains cash balances in excess of the insured amounts.

Basis of Consolidation, Change in Reporting Entity and Restatement

The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned subsidiaries. In addition, effective 1995, the accounts of L-TCI Associates, a partnership that is owned approximately eighty percent (80%) by the Company, are also included. Significant intercompany accounts and transactions have been eliminated in consolidation.

During 1996, the Company acquired an additional 50% interest in Atlantic Communication Enterprises, which increased its holdings to 100%. Accordingly, the Company changed its method of accounting for this investment from the equity method to consolidation as required by generally accepted accounting principles. This change in consolidation policy had no effect on net loss for 1995 or 1996. Since the amounts are not material and have no effect on net loss, the prior period financial statements were not restated to reflect the change in consolidation policy.

The prior period financial statements have been restated to reflect the continuing operations of the Company. See Note 2 -- Discontinued Operations.

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

Capitalization of Self Constructed Assets

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

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. The Company also evaluates the depreciation and amortization periods of tangible and intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1997, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Investments

Investments in non-publicly traded entities that do not have a readily ascertainable fair market value, in which the voting interest is less than 20%, are generally carried at cost. Investments in marketable equity securities are carried at fair market value and any unrealized appreciation is presented as a separate component of stockholders' equity (deficit), net of deferred taxes. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is used. Under this method, the original investment, recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

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

Interest Rate Swap Agreements

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB has also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2 - DISCONTINUED OPERATIONS

Effective October 31, 1997, MicroNet, Inc. and MicroNet Delmarva Associates, LP (collectively "MicroNet"), each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The sale resulted in a gain of $32.3 million, net of applicable income taxes of $17.7 million. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service businesses. The assets sold were not material to the cable television operations of the Company.

The 1995 and 1996 consolidated financial statements and notes thereto have been restated to reflect continuing operations of the Company. The net assets of MicroNet have been separately classified in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations" and consist of the following at December 31, 1996 and 1997:

                                                        1996                   1997
                                                    --------------         --------------
                                                             (Dollars in thousands)

Cash                                                $       1,471          $           -
Accounts receivable                                         2,916                  2,660
Prepaid expenses                                              460                      -
Property and equipment                                     16,642                      -
Goodwill                                                    4,120                      -
Other intangible assets                                     1,168                      -
Deferred federal tax asset                                  3,363                      -
Other assets                                                   60                      -
Notes payable                                              (7,000)                     -
Accounts payable and accrued expenses                      (1,596)                     -
Deferred state tax liability                                  (99)                     -
Customer service prepayments                                 (534)                     -
                                                    -------------         --------------

                                                    $      20,971         $        2,660
                                                    =============         ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 2 - DISCONTINUED OPERATIONS - (continued)

Operating results of MicroNet for the years ended December 31, 1995, 1996 and 1997, are shown separately in the accompanying consolidated statements of operations under the caption "Income (loss) from discontinued operations of MicroNet, Inc. and affiliates" and consist of the following:

                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------------
                                                                             1995               1996               1997
                                                                         -------------       ------------       ------------
                                                                                       (Dollars in thousands)

Revenues                                                                 $     12,024       $    15,508       $    15,496
Operating expenses                                                             (8,794)           (9,961)           (9,812)
Depreciation and amortization                                                  (3,428)           (4,104)           (2,862)
                                                                         ------------       -----------       -----------

                                            OPERATING INCOME (LOSS)              (198)            1,443             2,822

Interest expense                                                                 (629)             (715)             (598)
Other income                                                                       61                23                42
Income tax (expense) benefit                                                      371              (388)             (797)
                                                                         ------------       -----------       -----------

                                                  NET INCOME (LOSS)      $       (395)      $       363       $     1,469
                                                                         ============       ===========       ===========


NOTE 3 - COMMON STOCK OWNERSHIP AND CONTROL

The 158,896 shares of common stock outstanding at December 31, 1996 and 1997, are 50% owned by members of the Lenfest Family ("H.F. (Gerry) Lenfest, Marguerite Lenfest, their issue and The Lenfest Foundation") and 50% by LMC Lenfest, Inc., an indirect wholly owned subsidiary of Tele-Communications, Inc. ("TCI"). All Lenfest Family members have granted irrevocable proxies to H.F. Lenfest. These proxies expire March 30, 2000. Pursuant to an agreement among H.F. Lenfest, the Lenfest Family and LMC Lenfest, Inc. dated December 18, 1991, and the amended and restated Articles of Incorporation of the Company, Mr. Lenfest has the right to continue as chief executive officer of the Company until January 1, 2002, and has the right to designate a majority of the Board of Directors of the Company until the earlier of January 1, 2002, or Mr. Lenfest's death. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

NOTE 4 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                               1995              1996             1997
                                                                           ------------      ------------     ------------
Cash paid during the year for:                                                         (Dollars in thousands)

  Interest:
    Continuing operations                                                  $    55,326       $   103,836      $    120,580
    Discontinued operations                                                        519               494               612

  Income taxes:
    Continuing operations                                                  $       160       $         -      $      1,522
    Discontinued operations                                                          -                 -                 -


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW - (continued)

Supplemental Schedules Relating to Acquisitions

                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                               1995              1996             1997
                                                                           ------------      ------------     ------------
                                                                                       (Dollars in thousands)

Property and equipment                                                     $     3,585       $   170,085      $     27,965
Deferred franchise costs                                                         2,124           398,260            53,797
Minority interest in partnership equity                                          3,129                 -                 -
Goodwill and other intangible assets                                                 -            32,543             2,738
Equity interests in affiliates                                                       -             2,877                 -
Other asset                                                                          -             5,867                 -
                                                                           ------------      ------------     -------------

                                                                           $     8,838       $   609,632      $     84,500
                                                                           ============      ============     =============

Noncash Investing and Financing Transactions

On December 16, 1997, The Box Worldwide, Inc. ("Box") merged with a subsidiary of TCI Music, Inc. ("TCI Music"), an affiliate of TCI. As a result of the merger, the Company's 7,111,319 shares of Box were converted into rights to receive 501,290 shares of TCI Music preferred stock. A former employee of the Company has an option to purchase 14,000 of these shares. This option will expire on December 31, 1998. Each share of the TCI Music preferred stock is convertible into three shares of TCI Music series A common stock.

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

On October 31, 1996, the Company financed $80,000,000 used to acquire additional debt and equity securities of Australis (See Note 12).

On September 30, 1996, the Company contributed the right to receive assets of a cable television system for a partnership interest (See Note 5). Also, in September 1996, the Company contributed the assets that comprise the business known as "the Barker" to a newly formed joint venture (See Note 5).

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

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area, its 41.67% partnership interest in Bay Cable Advertising, and the right to receive assets of a cable television system located in Fort Collins, CO, for the assets of a cable television system serving Wilmington, Delaware and the surrounding area. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations (See Note 5).

In 1996 and 1997, the Company incurred additional capital lease obligations of $4,635,000 and $449,000, respectively.

In 1995, the Company financed a $19,240,000 loan to Australis Media Limited and $20,000,000 of its additional investment in Garden State Cablevision L.P.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW - (continued)

During 1995 and 1997, the Company disposed of $4,231,000 and $5,972,000, respectively of fully depreciated plant in connection with the rebuild of certain of its systems.

NOTE 5 - NEW BUSINESS AND ACQUISITIONS

Domestic Cable

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

On April 30, 1996, the Company acquired from Tri-County Cable Television Company, an affiliate of Time Warner, its Salem, NJ cable television system for approximately $16,000,000. The system passed approximately 10,600 homes and served approximately 7,700 basic customers. On the same date, the Company acquired from Shore Cable Company of New Jersey its Ventnor, NJ cable television system for approximately $11,000,000. The system passed approximately 6,100 homes and served approximately 5,000 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by borrowings under the existing bank credit facility.

On February 29, 1996, the Company acquired four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The purchase price included the assets of a fifth system, located in Gettysburg, PA, to which the Company did not take title. The Company managed the Gettysburg system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 5 - NEW BUSINESS AND ACQUISITIONS - (continued)

In February 1996, the Company completed an exchange transaction with a subsidiary of TCI whereby the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33,194,000, its 41.67% partnership interest in Bay Cable Advertising with a book value of $3,545,000 and a fair market value of $10,755,000, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54,385,000, less settlement adjustments of $8,799,000, for the assets of a cable television system, serving Wilmington, Delaware and the surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7,210,000, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations. The acquisition of these cable systems were financed with proceeds from the Company's public offering of debt securities in November 1995.

On June 29, 1995, the Company, through its subsidiary, Lenfest Raystay Holdings, Inc., exercised options to acquire an additional 5,275 shares of Class B common stock of Raystay Co. for $3,073,000 increasing the Company's ownership to 45%. The Company initially acquired 31.99% of the outstanding stock of Raystay Co. for $6,238,000 on July 29, 1994. The Company uses the equity method to account for this investment.

On June 23, 1995, the Company through its subsidiary, Lenfest South Jersey Investments, Inc., purchased the remaining 40% minority general partnership interest in South Jersey Cablevision Associates ("South Jersey") for $8,838,000. The Company, through its subsidiary, Lenfest Atlantic, Inc. owned a sixty percent (60%) general partnership interest in South Jersey, and has managed the South Jersey's operations since its inception on April 2, 1993. Lenfest Atlantic's original investment was $6,000,000. South Jersey owned and operated contiguous cable systems serving approximately 21,000 customers in southern New Jersey. As of June 30, 1996, Lenfest South Jersey Investments, Inc. was merged into Lenfest Atlantic, Inc., which became the 100% owner of South Jersey, thereby terminating the partnership. The accounts of Lenfest Atlantic, Inc.
are included in these consolidated financial statements.

On January 10, 1995, the Company, through its subsidiary, Lenfest Jersey, Inc., acquired a 10.005% general partnership interest in Garden State Cablevision, L.P. for $29,250,000, increasing its ownership to a total of 50% of the partnership. (See Note 8).

The accompanying consolidated financial statements include the results of operations for these acquisitions since the dates of the acquisitions.

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1995:

                                                 1995               1996                1997
                                             ------------       ------------       -------------
                                                          (Dollars in thousands)

Revenues                                     $   382,389        $   418,109        $    447,848
                                             ------------       ------------       -------------

Loss from continuing operations              $   (46,902)       $  (143,619)       $    (69,440)
                                             ------------       ------------       -------------

Net loss                                     $   (54,036)       $  (145,740)       $    (35,702)
                                             ------------       ------------       -------------


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 5 - NEW BUSINESS AND ACQUISITIONS - (continued)

Other

The Company, through its subsidiaries, StarNet, StarNet Interactive Entertainment, Inc. and Suburban Cable TV Co. Inc., owned a total of 7,111,319 shares of Box. The Company used the equity method to account for this investment. On December 16, 1997, Box merged with a subsidiary of TCI Music and the Company's shares of Box were converted into rights to receive 501,290 shares of TCI Music preferred stock. The investment in TCI Music is accounted for as marketable securities. The Company's cost basis in the securities is approximately $2.7 million. The fair value of the securities at December 31, 1997 was approximately $8.6 million.

Effective January 1, 1997, the Company, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with Comcast Philadelphia Interconnect Partner for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of customers of the partners in the designated market area at the beginning of the year. For 1997, the Company's partnership interest was 72%. The partners have equal representation on the Executive Committee and the Company will be the managing partner of the partnership for its first two years. Lenfest Advertising, Inc., d/b/a Radius Communications ("Radius"), a wholly owned subsidiary of the Company, will continue to provide local cable advertising sales and insertion for the Company and sixteen other cable television system operators. The Company uses the equity method to account for this investment.

On September 30, 1996, Radius acquired the assets of Metrobase Cable Advertising from a subsidiary of Harron Communications Corp. for approximately $4,500,000. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded from available funds.

On September 11, 1996, StarNet, Inc. ("StarNet"), a wholly owned subsidiary of the Company, entered into a joint venture with Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of United Video Satellite Group, Inc. ("UVSG"), to combine the two companies' pay-per-view promotion services. StarNet contributed its Barker service to the joint venture and received a 28% partnership interest. The new joint venture, Sneak Prevue, L.L.C., is based in Tulsa, Oklahoma and is managed and controlled by UVSG. The Company reports its proportionate share of net income (loss) on the equity method.

In February 1996, Radius purchased the Philadelphia area assets of Cable AdNet Partners, a subsidiary of TCI, for approximately $1,100,000.

The Company, through its wholly owned subsidiary, Lenfest International, Inc., is a partner in L-TCI Associates ("L-TCI"). UA-France, Inc. ("UAF"), an indirect wholly owned subsidiary of TCI, is the only other partner. L-TCI was formed to acquire 29% of the issued and outstanding shares of stock in Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to smaller communities in France. The Company invested $4,860,000 to fund its pro-rata share of the L-TCI acquisition in 1993 and made an additional investment of $1,627,000 in 1994. L-TCI was obligated to make additional capital contributions pursuant to its stock subscription agreement. In 1995 through 1997, UAF did not fund its pro-rata share of the capital contributions. Pursuant to the L-TCI partnership agreement, the Company is contingently liable for the UAF share of L-TCI's commitment. During 1995 through 1997, the Company invested an aggregate of $19,233,000 to fund the L-TCI contributions. The additional investments increased the Company's ownership percentage of L-TCI to approximately 80%. The accounts of L-TCI are included in the Company's consolidated financial statements. The Company uses the equity method to account for L-TCI's interest in Videopole.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 6 - INVENTORIES

The schedule of inventories at December 31, 1996 and 1997 are as follows:

                                                   1996               1997
                                                ------------       ------------
                                                    (Dollars in thousands)

Raw materials                                   $     2,285        $     2,153
Finished goods and work-in process                      472                  -
                                                ------------       ------------

                                                $     2,757        $     2,153
                                                ============       ============

At December 31, 1996 and 1997, inventories have been written down to estimated net realizable value and the accompanying consolidated statements of operations for 1996 and 1997 include corresponding charges of $1,047,000 and $948,000, respectively, which have been included with direct costs - non-cable.

NOTE 7 - PROPERTY AND EQUIPMENT

The schedule of property and equipment of continuing operations at December 31, 1996 and 1997 is as follows:

                                                                                                Estimated
                                                                                               Useful Lives
                                                        1996                 1997                in Years
                                                   --------------       --------------       -----------------
                                                          (Dollars in thousands)

Land                                               $       2,993        $       4,246               -
Building and improvements                                 25,462               30,779             10-39
Cable distribution systems                               578,874              659,366              5-12
Computer hardware and software                            11,283               25,325              3-5
Office equipment, furniture and
 fixtures                                                  9,726               12,609               7
Vehicles                                                  12,571               15,758               5
Other equipment                                           10,580               15,560              5-7
Assets under capital leases                                9,767                9,269              5-15
                                                   --------------       --------------
                                                         661,256              772,912
Accumulated depreciation                                 288,869              359,125
                                                   --------------       --------------

                                                   $     372,387        $     413,787
                                                   ==============       ==============


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P.

The Company, through several subsidiaries, owns non-controlling interests in several general partnerships and corporations. Any subsidiary of the Company that is a general partner is, as such, liable, as a matter of partnership law, for all debts of such partnership. Investments and advances in affiliates accounted for under the equity method amounted to $41,333,000 and $46,471,000 at December 31, 1996 and 1997, respectively. Net losses recognized under the equity method for the years ended December 31, 1995, 1996 and 1997 were $10,682,000, $17,870,000 and $7,334,000, respectively. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loans and advances to these unconsolidated affiliates to the extent they exist.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership in Garden State Cablevision L.P. (Garden State), a cable company serving approximately 208,000 customers in southern New Jersey at December 31, 1997. Under a consulting agreement, the Company advises Garden State on various operational and financial matters for a consulting fee that was equal to 1.5% of Garden State's gross revenues. On January 10, 1995, in connection with the increase in ownership described in Note 5, the consulting fee was changed to 3% of gross revenues. Due to restrictions contained in Garden State's debt agreements, the payment of a portion of these fees had been deferred. In December 1996, the Company received a $50 million distribution from Garden State. The distribution received included $8.1 million of prior accrued management fees that had been deferred. Garden State also obtains its cable television programming from Satellite Services, Inc. through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the years ended December 31, 1995, 1996 and 1997, the total programming obtained through the Company was approximately $11,985,000, $13,659,000 and $14,650,000, respectively.

The Company accounts for its investment in Garden State under the equity method. Effective January 10, 1995, the Company is allocated a total of 50% of Garden State's losses. Previously, the Company was allocated 49.5% of losses. In addition, the Company is required to make up its partner capital deficits upon the termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivable, in excess of the investments in Garden State in the amount of $72,454,000 and $77,880,000 at December 31, 1996 and 1997, respectively.

Summarized audited financial information of Garden State, accounted for under the equity method, at December 31, 1996 and 1997, is as follows:

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                       (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       4,858         $       5,271
Accounts receivable, net                                                               2,683                 3,551
Other current assets                                                                   1,033                   666
Property and equipment, net                                                           75,920                83,863
Deferred assets, net                                                                  85,204                55,938
                                                                               --------------        --------------

                                                           TOTAL ASSETS        $     169,698         $     149,289
                                                                               ==============        ==============


Debt                                                                           $     333,000         $     324,000
Liabilities to the Company                                                             3,246                 3,579
Accounts payable and accrued expenses                                                 13,674                12,388
Customer prepayments and deposits                                                        947                   875
Other liabilities                                                                      1,098                 1,523
Partners' deficit                                                                   (182,267)             (193,076)
                                                                               --------------        --------------


                                          TOTAL LIABILITIES AND DEFICIT        $     169,698         $     149,289
                                                                               ==============        ==============



LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)


                                                                  1995                 1996                 1997
                                                             --------------       --------------       --------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $      91,771       $     100,756       $     109,126
Operating expenses                                                 (40,595)            (43,608)            (45,902)
Depreciation and amortization                                      (46,976)            (48,524)            (44,698)
                                                             -------------       -------------       -------------

                                     OPERATING INCOME                4,200               8,624              18,526

Interest expense                                                   (19,166)            (16,405)            (22,787)
Other expense                                                       (5,590)             (6,045)             (6,548)
                                                             -------------       -------------       -------------

                                             NET LOSS        $     (20,556)      $     (13,826)      $     (10,809)
                                                             =============       =============       =============

Cash Flows

Cash flows from operating activities                         $      30,452       $      26,132       $      32,815
Cash flows from investing activities                               (14,794)            (22,759)            (23,308)
Cash flows from financing activities                               (17,009)             (1,774)             (9,094)
                                                             -------------       -------------       -------------

                          INCREASE (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS               (1,351)              1,599                 413

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               4,610               3,259               4,858
                                                             -------------       -------------       -------------

                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR        $       3,259       $       4,858       $       5,271
                                                             =============       =============       =============


Summarized financial information of affiliates other than Garden State, accounted for under the equity method, at
December 31, 1996 and 1997, is as follows:

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                       (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       5,972         $       6,595
Accounts receivable, net                                                              11,071                16,793
Other current assets                                                                  13,071                31,658
Property and equipment, net                                                          172,864               209,333
Due from related party (not the Company)                                                 533                     -
Deferred tax asset                                                                     8,730                   550
Other assets, net                                                                     44,806                62,000
                                                                               --------------        --------------
                                                           TOTAL ASSETS        $     257,047         $     326,929
                                                                               ==============        ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position - (continued)

Liabilities to the Company                                                     $       2,375         $       4,435
Accounts payable and accrued expenses                                                 47,202                44,131
Debt                                                                                 135,086               136,089
Deferred tax liability                                                                11,943                12,343
Payable to related party (not the Company)                                            67,136                90,991
Other liabilities                                                                      9,195                29,985
Equity (deficit)                                                                     (15,890)                8,955
                                                                               --------------        --------------
                                                      TOTAL LIABILITIES
                                                             AND EQUITY        $     257,047         $     326,929
                                                                               ==============        ==============



                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $     124,171       $     125,534       $     156,405
Operating expenses                                                 (84,615)            (96,909)           (120,782)
Depreciation and amortization                                      (15,876)            (25,755)            (32,357)
                                                             -------------       -------------       -------------

                                     OPERATING INCOME               23,680               2,870               3,266

Interest expense                                                    (8,988)            (16,964)            (18,284)
Other income and expense (net)                                      (2,548)              1,054               9,565
                                                             -------------       -------------       -------------

                                    NET INCOME (LOSS)        $      12,144       $     (13,040)      $      (5,453)
                                                             =============       =============       =============

Cash Flows

Cash flows from operating activities                         $      18,146       $       6,070       $      35,378
Cash flows from investing activities                               (24,598)            (57,436)            (74,331)
Cash flows from financing activities                                 4,289              46,450              34,153
                                                             -------------       -------------       -------------

                               NET (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS        $      (2,163)      $      (4,916)      $      (4,800)
                                                             =============       =============       =============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
                 CABLEVISION L.P. - (continued)

The following table reflects the carrying value of the Company's investments, other than Garden State, accounted for under the equity method, including related receivables, as of December 31, 1996 and 1997:


                                                                                     1996                   1997
                                                                                ---------------       ---------------
                                                                                    (Dollars in thousands)

Susquehanna Cable Co. Subsidiaries ("SCC Subs")(Note 9)                         $      10,880          $      10,671
The Box Worldwide, Inc. ("Box") (Note 5)                                                4,161                      -
Raystay Co. ("Raystay") (Note 5)                                                        6,981                 11,807
Videopole (Note 5)                                                                      9,015                 11,117
MetroNet Communications and GlobeNet ("MetroNet")                                       1,674                  1,086
Hyperion Telecommunications of Harrisburg ("Hyperion")                                  1,043                    217
Sneak Prevue, L.L.C. ("Sneak Prevue") (Note 5)                                          3,091                  2,512
Clearview Partners ("Clearview") (Note 5)                                               1,825                  1,825
Cable Adcom ("Adcom")                                                                   1,481                  1,533
Philadelphia Interconnect ("Interconnect") (Note 5)                                         -                  3,843
Others                                                                                  1,182                  1,860
                                                                                --------------         --------------

                                                                                $      41,333          $      46,471
                                                                                ==============         ==============

Lenfest York, Inc., a subsidiary of the Company, owns a 30% equity interest in five subsidiaries of Susquehanna Cable Co. Suburban Cable TV Co. Inc., a wholly owned subsidiary of the Company, owns a 50% general partnership interest in Cable Adcom. Cable Adcom is a cable advertising interconnect that serves the Harrisburg, Pennsylvania, Area of Dominant Influence ("ADI"). The Company's indirect, wholly owned subsidiary, LenNet, Inc., owns a 50% general partnership interest in MetroNet Communications, a company that provides microwave transmissions of voice and data between two points of presence for its customers located throughout the United States and a 50% general partnership interest in GlobeNet, a company that provides international call back telephone service for its customers located in foreign countries. The Company's wholly owned subsidiary, Lenfest Telephony, Inc., owned a 50% partnership interest in Hyperion Telecommunications of Harrisburg (See Note 26).

The following table reflects the Company's share of earnings or losses of Garden State and each of the aforementioned affiliates:

                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)

Garden State                                                 $      (8,527)      $      (5,068)      $      (3,340)
SCC Subs                                                            (1,263)             (1,010)               (208)
Box                                                                    132              (2,671)             (1,414)
Raystay                                                               (886)             (1,575)              4,826
Videopole                                                           (2,644)             (7,408)             (7,200)
BCA                                                                  1,711                  50                   -
MetroNet                                                               190                 (92)                 81
Hyperion                                                                 -                (734)               (826)
Sneak Prevue                                                             -                (326)               (426)
Clearview                                                                -                (100)                  -
Adcom                                                                  530               1,070                 851
Interconnect                                                             -                   -                 359
Other                                                                   75                  (6)                (37)
                                                             -------------       -------------       -------------

                                                             $     (10,682)      $     (17,870)      $      (7,334)
                                                             =============       =============       =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
                 CABLEVISION L.P. - (continued)


CAH, Inc., a subsidiary of the Company, owned a 41.67% general partnership interest in Bay Area Interconnect d/b/a Bay Cable Advertising ("BCA"), a cable advertising interconnect serving the San Francisco, California, ADI (See Note
5).

NOTE 9 - OTHER INVESTMENTS

Other investments, accounted for under the cost method, are summarized as follows:


                                            1996                  1997
                                      ---------------        ---------------
                                           (Dollars in thousands)

Susquehanna Cable Co., Inc. (a)        $      10,359         $      10,359
Other                                             51                    51
                                       --------------        --------------

                                       $      10,410         $      10,410
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


NOTE 10 - GOODWILL

The excess of the purchase price paid over the acquired net assets has been allocated to goodwill. Accumulated amortization at December 31, 1996 and 1997, was $25,202,000 and $28,594,000, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 11 - DEFERRED FRANCHISE COSTS AND OTHER INTANGIBLE ASSETS

A schedule of deferred franchise costs and other intangible assets and accumulated amortization of continuing operations at December 31, 1996 and 1997, is as follows:

                                                                                   Accumulated
                                                                   Amount          Amortization            Net
                                                                -------------    -----------------    --------------
                                                                          (Dollars in thousands)
December 31, 1996

Deferred franchise costs                                       $     639,131      $     144,563      $     494,568
                                                               ==============     ==============     ==============

Debt acquisition costs                                         $      12,572      $       3,157      $       9,415
Covenants not to compete                                              12,500              5,867              6,633
Other deferred assets                                                 11,368              2,508              8,860
                                                               --------------     --------------     --------------
                                                               $      36,440      $      11,532      $      24,908
                                                               ==============     ==============     ==============

December 31, 1997

Deferred franchise costs                                       $     693,050      $     186,027      $     507,023
                                                               ==============     ==============     ==============

Debt acquisition costs                                         $      12,589      $       4,735      $       7,854
Covenants not to compete                                              12,500              7,117              5,383
Other deferred assets                                                 19,920              4,816             15,104
                                                               --------------     --------------     --------------
                                                               $      45,009      $      16,668      $      28,341
                                                               ==============     ==============     ==============

NOTE 12 - MARKETABLE SECURITIES

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

The aggregate cost and market values of the securities at December 31, 1996 and 1997 are as follows:

                                                                                      Gross
                                                                 Aggregate          Unrealized            Fair
                                                                   Cost            Gain (Loss)            Value
                                                               --------------    -----------------    --------------
                                                                          (Dollars in thousands)
December 31, 1996

Australis Media Limited convertible debentures                $      33,687      $      (7,952)     $      25,735
Australis Media Limited common stock                                 10,885             (2,505)             8,380
Australis Media Limited discount notes                               41,026                  -             41,026
Other marketable equity securities                                    3,781                908              4,689
                                                              --------------     -------------      --------------

                                                              $      89,379      $      (9,549)     $      79,830
                                                              ==============     =============      ==============
December 31, 1997

Other marketable equity securities                            $       6,366      $       8,086      $      14,452
                                                              ==============     =============      ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 12 - MARKETABLE SECURITIES - (continued)

In December 1993, the Company acquired 11,000,000 shares of the voting stock and 173,000,000 non-voting debentures of Australis for $90,972,000. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24.0 million. Due to uncertainty regarding the long-term financing of Australis, the Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $66.9 million, as of June 30, 1996, resulting from a write-down of the Australis investment from cost in the accompanying consolidated statement of operations. The write-down established a new cost basis in the Australis investment.

On October 31, 1996, the Company purchased senior subordinated discount notes of Australis Holding Pty Limited, with a face value of $71,339,000, and 71,339 warrants for an aggregate of $40 million. These discount notes and warrants were sold in May 1997, for $41.5 million. In connection with the long-term financing, the Company purchased 43,482,000 shares of voting stock and 49,188,779 non-voting debentures for an aggregate of $40 million. At the time of the transaction, these securities had a fair value of $13.6 million, and the Company recognized a loss of $26.4 million in the accompanying statement of operations.

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

At December 31, 1997, the Australis securities were no longer listed on the Australian Stock Exchange and were considered to be worthless. The Company determined that the decline in market value was other than temporary and, accordingly, recognized a loss of $44.6 million, resulting from a write-down of the Australis investment.

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $13,517,000, $342,000 and $468,000 are included in other income and expense (net) in 1995, 1996 and 1997, respectively. The 1995 net realized gains includes a net gain of approximately $13,100,0000 from the sale of its QVC, Inc. stock holdings. The specific identification method is used to determine the cost of each security at the time of sale.

NOTE 13 - NOTES PAYABLE

Notes payable of continuing operations consisted of the following at December 31, 1996 and 1997:

                                                                                         1996                 1997
                                                                                   ---------------      ---------------
                                                                                       (Dollars in thousands)

8-3/8% senior notes due November 1, 2005 (a)                                        $     685,970        $     687,082
10-1/2% senior subordinated notes due June 15, 2006 (b)                                   293,105              293,781
Bank credit facility (c)                                                                  230,000              240,000
11.30% senior promissory notes due September 1, 2000 (d)                                   60,000               45,000
11.84% senior promissory notes due May 15, 1998 (e)                                        21,000               10,500
9.93% senior promissory notes due September 30, 2001 (f)                                   13,125               11,625
                                                                                    --------------       --------------

                                                                                    $   1,303,200        $   1,287,988
                                                                                    ==============       ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 13 - NOTES PAYABLE - (continued)

(a) These notes, which are stated net of an unamortized discount of $12,918,000 at December 31, 1997, were issued through a public offering in November 1995. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds were used to provide funds for the early extinguishment of debt, to pay off notes payable to banks, and to provide funding for the exchange of assets with TCI (Note 5) and to provide partial funding for the cable television systems acquired from Sammons Communications, Inc. (Note 5).

(b) These notes, which are stated net of an unamortized discount of $6,219,000 at December 31, 1997, were issued through a private placement in June 1996 and were later exchanged for publicly traded notes in a public offering in September 1996. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The net proceeds were used, together with $150 million from initial borrowings under the term loan portion of the new bank credit facility described in (c) to prepay all amounts outstanding under the Company's old bank credit facility. The Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with the old bank credit facility. These charges increased net loss by $2,484,000, net of income tax benefit of $1,337,000 in 1996.

(c) On June 27, 1996, the Company entered into a bank credit facility consisting of a $150 million term loan and a $300 million revolving credit facility. Principal payments under the term loan facility and commitment reductions under the revolving loan facility will commence on March 31, 1999, with quarterly reductions thereafter until the termination of the facility on September 30, 2003. Loans outstanding under the facility bear interest, at the Company's option, at either (i) the Base Rate plus an applicable margin ranging from 0% to 1 3/8% or (ii) LIBOR plus an applicable margin ranging from 3/4% to 2 3/8%, in each case based upon certain levels of leverage ratios. The effective weighted average interest rate at December 31, 1997 was 7.37%.

(d) These notes are payable to a group consisting of several insurance companies. The notes are payable in annual installments, with the final payment due September 1, 2000. In connection with the offering described in (a), the Company and the holders agreed to amend the terms thereof, which included increasing the interest rate from 10.15% to 11.30% per annum. Interest is payable quarterly.

(e) These notes are payable to an insurance company and to its assignees. The notes are payable in annual installments, with the final payment due May 15, 1998. In connection with the offering described in (a), the Company and the holders agreed to amend the terms thereof, which included increasing the interest rate from 10.69% to 11.84% per annum. Interest is payable quarterly.

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 13 - NOTES PAYABLE - (continued)

Maturities of notes payable, excluding the unamortized discount of $19,137,000 are as follows:

                                                (Dollars in thousands)
         Year Ending December 31,

                   1998                                $       27,450
                   1999                                        43,800
                   2000                                        44,250
                   2001                                        37,875
                   2002                                        63,750
                Thereafter                                  1,090,000
                                                       ---------------

                                                       $    1,307,125
                                                       ===============

The Company had entered into interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The three interest rate cap agreements with commercial banks, having notional principal amounts of $50,000,000, $25,000,000 and $25,000,000, terminated on July 18,
1996, November 8, 1996 and February 28, 1997, respectively. No gain or loss was realized upon the termination of these interest rate cap agreements.

The Company had also entered into four interest rate swap agreements. These agreements effectively changed the Company's interest rate on $300,000,000 of its fixed rate debt to a floating rate based on LIBOR. On October 31, 1997, the Company terminated all four interest rate swap agreements and received $8,750,000 in consideration of early termination. The Company has recorded the gain as "Deferred interest" on its consolidated balance sheet and is amortizing the gain as a reduction in interest expense to June 15, 2006, which is the maturity date of the fixed rate debt obligation.

NOTE 14 - LEASES

Subsidiaries of the Company have entered into three leases for office and warehouse space from H.F. Lenfest, a principal stockholder of the Company, and his wife. The leases are classified as capital leases. At December 31, 1997, two of the leases provide for an aggregate minimum monthly payment of $31,000. On each anniversary date of these two leases, the monthly payment will increase by a minimum of 6%. At December 31, 1997, the minimum monthly payment of the third lease is $24,000. On each anniversary date of the third lease, the minimum monthly payment will increase by $957.

The Company has entered into various capital lease agreements. The agreements are for the financing of equipment. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 14 - LEASES - (continued)

Future minimum lease payments under all capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1997:

                                                       Capital              Capital
                                                       Leases -            Leases -
                                                      Principal            Unrelated           Operating
                                                     Stockholder            Parties              Leases
                                                   -----------------    ----------------     ---------------
                                                               (Dollars in thousands)
                  Year Ending December 31,
                            1998                    $         680        $       1,338        $       3,858
                            1999                              714                1,338                3,830
                            2000                              750                  975                3,772
                            2001                              788                  422                2,603
                            2002                              826                    1                1,285
                         Thereafter                         2,562                    -                  834
                                                    --------------       --------------       --------------

TOTAL MINIMUM LEASE PAYMENTS                                6,320                4,074        $      16,182
                                                                                              ==============

LESS AMOUNT REPRESENTING
 INTEREST                                                  (2,598)                (478)
                                                    --------------       --------------

PRESENT VALUE OF MINIMUM
 LEASE PAYMENTS                                     $       3,722        $       3,596
                                                    ==============       ==============

Property and equipment under capitalized leases at December 31, 1996 and 1997, are summarized as follows:

                                              1996               1997
                                        ---------------     ---------------
                                            (Dollars in thousands)

Buildings - related party                $       5,132       $       3,893
Equipment                                        4,635               5,376
                                         --------------      --------------
                                                 9,767               9,269
Accumulated depreciation                         2,406               3,174
                                         --------------      --------------
                                         $       7,361       $       6,095
                                         ==============      ==============

Rental expense for all operating leases, principally office and warehouse facilities, pole rent and satellite transponders from continuing operations, amounted to $6,867,000, $8,561,000 and $8,085,000 for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company made total payments to a principal stockholder for buildings under capitalized leases of $584,000, $615,000 and $647,000 in 1995, 1996 and 1997, respectively.

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1998.

On April 8, 1996, the Company entered into a five year agreement with GE American Communications, Inc. requiring monthly payments of $190,000 to lease a transponder on the GE-1 communications satellite.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 15 - RESEARCH AND DEVELOPMENT

The Company, through its subsidiaries CAM Systems, Inc., StarNet Development, Inc., Suburban Connect, Inc. and StarNet, Inc., incurred research and development costs of $1,037,000, $2,427,000 and $1,139,000 for the years ended December 31, 1995, 1996 and 1997, respectively, in connection with the development of new equipment and computer software. These costs have been included with direct costs - non-cable on the accompanying consolidated statements of operations.

NOTE 16 - EMPLOYEE HEALTH BENEFIT PLAN

On February 1, 1984, the Company established the Lenfest Group Employee Health Benefit Plan (a trust), which provides health insurance for the employees of most of its subsidiaries and affiliates. This trust is organized under Internal Revenue Code Section 501(c)(9) - Voluntary Employees Beneficiary Association
(VEBA). Benefits are prefunded by contributions from each participating subsidiary. Insurance expense is recognized as benefits are incurred. The Company does not provide post retirement benefits to its employees. Therefore, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions", does not have an impact on the Company's financial statements.

NOTE 17 - 401(k) PLAN

The Company provides a 401(k) profit sharing plan. The Company matches the entire amount contributed by a participating, eligible employee up to five percent (5%) of salary. For the years ended December 31, 1995, 1996 and 1997, the Company matched contributions of $777,000, $1,190,000 and $1,393,000, respectively, in its continuing operations.

NOTE 18 - CORPORATE INCOME TAXES

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

The provisions for income tax benefit (expense) from continuing operations consist of the following components:

                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)
Current
  Federal                                                    $           -        $        (211)      $      15,013
  State                                                                  -                 (686)               (265)
                                                             --------------       -------------       -------------
                                                                         -                 (897)             14,748
Deferred
  Federal                                                            1,213                3,581              (1,359)
  State                                                              2,994                  769                (514)
  Benefit of operating loss carryforward                             6,420               10,746              25,699
  Decrease in valuation allowance                                       97                  130                 166
                                                             --------------       -------------       -------------
                                                                    10,724               15,226              23,992
                                                             --------------       -------------       -------------

                                                             $      10,724        $      14,329       $      38,740
                                                             ==============       =============       =============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 18 - CORPORATE INCOME TAXES - (continued)

The current tax benefit from continuing operations for 1997 represents tax savings resulting from utilization of current losses to eliminate the tax expense incurred by the current income and gain from discontinued operations.

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             Federal                               State
                                                  -------------------------------      ------------------------------
                                                      1996              1997               1996              1997
                                                  -------------    --------------      -------------    -------------
                                                                     (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                  $       619      $       985        $        186      $       290
  Deferred start-up costs                                  187               27                   -                -
  Net operating loss carryforward                       75,515          105,139                   -                -
  Investments in affiliates, principally
   due to differences in taxable income                  2,704            3,570                   -              280
  Investments and other tax credits                      1,719            1,553                 249              249
                                                   ------------     ------------       -------------     ------------
                      Gross Deferred Tax Asset          80,744          111,274                 435              819

Deferred Tax Liabilities:
  Property and equipment, principally
   due to differences in depreciation                  (13,818)         (21,246)             (4,246)          (6,414)
  Investments in affiliates, principally
   due to differences in taxable income                      -                -                (881)               -
  Property and equipment and intangible
   assets arising from purchase
   accounting adjustments                              (13,934)         (12,695)             (4,374)          (3,985)
  Unrealized gain on marketable
   securities                                             (317)          (2,830)                  -                -
                                                   -----------      -----------        ------------      -----------
                  Gross Deferred Tax Liability         (28,069)         (36,771)             (9,501)         (10,399)
                                                   -----------      -----------        ------------      -----------

 Net deferred tax asset (liability)
  before valuation allowance                            52,675           74,503              (9,066)          (9,580)
 Valuation allowance                                      (418)            (252)                  -                -
                                                   -----------      -----------        ------------      -----------
            Net Deferred Tax Asset (Liability)     $    52,257      $    74,251        $     (9,066)     $    (9,580)
                                                   ===========      ===========        ============      ===========

The difference between the income tax benefit (net) and the amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes is as follows:

                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)

Federal income tax benefit at statutory rates                $       7,638        $      50,040        $      37,826
Nondeductible amortization of goodwill and
  other intangibles                                                   (949)                (949)                (949)
Nondeductible loss on marketable securities                              -              (30,240)                  -
Net operating losses applied towards
  prior years audit adjustments                                          -               (6,306)                  -
Provision for state income taxes, net of
  Federal income tax benefit                                         1,946                   54                 (506)
Other                                                                2,089                1,730                2,369
                                                             --------------       --------------       --------------
                                                             $      10,724        $      14,329        $      38,740
                                                             ==============       ==============       ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 18 - CORPORATE INCOME TAXES - (continued)

The Company has a net operating loss carryforward of approximately $300,000,000 on a tax reporting basis. The carryforward will begin to expire in 2001, if not utilized. The Company has available an alternative minimum tax credit of $430,000 for indefinite carryover to subsequent years. The Company also has available unused general business tax credits, after reduction required under the Tax Reform Act of 1986, of approximately $1,123,000 for carryover to subsequent years. The general business tax credits expire as follows:

                                            (Dollars in thousands)
         Year Ending December 31,

                   1998                             $   252
                   1999                                 361
                   2000                                 485
                   2001                                   5
                   2002                                   5
                 2003-2006                               15
                                                    -------

                                                    $ 1,123
                                                    =======


NOTE 19 - OTHER INCOME AND EXPENSE

The schedules of other income and expense from continuing operations for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                                                         Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                1995                1996               1997
                                                                           --------------      --------------     --------------
                                                                                          (Dollars in thousands)
(Loss) on disposal of assets upon rebuild of
 cable systems                                                             $        (282)     $        (846)    $           -
Gain (loss) on sales of property and equipment                                       115                 326               (694)
Gain on sales of marketable securities                                            13,517                 342                468
Gain on disposition of partnership interest (See Note 4)                               -               7,210                  -
Interest and dividend income                                                       2,051               4,699              1,242
Minority interest in net loss of South Jersey Cablevision                            212                   -                  -
Minority interest in net loss of L-TCI Associates                                  1,135               2,492                945
Litigation settlements                                                            (1,900)                 -                (282)
Miscellaneous income (expense)                                                        79                (314)               157
                                                                           --------------      --------------     --------------

                                                                           $      14,927       $      13,909      $       1,836
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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 20 - COMMITMENTS AND CONTINGENCIES

Mr. Lenfest, on behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997. At December 31, 1997, the amount subject to guarantee under the license agreements was approximately $47.5 million.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $467 million as of December 31, 1997). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position, the results of operations or the cash flows of the Company.

The Company's operating cable television subsidiaries hold various franchises and, in connection therewith, are obligated to pay franchise fees based on certain gross revenues. For the years ended December 31, 1995 and 1996, franchise fees in the amount of $9,166,000 and $10,824,000, respectively were paid. For the year ended December 31, 1997, franchise fees in the amount of $12,764,000 will be paid.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement whereby Satellite Services, Inc., an affiliate of TCI, provides certain cable television programming to the Company and its unconsolidated cable television affiliates with programming services at a rate which is not more than the Company could obtain independently. For the years ended December 31, 1995, 1996 and 1997, the Company recorded programming expenses of $37,685,000, $57,344,000 and $62,892,000, respectively, under this agreement.

The Company, through its subsidiaries, StarNet and StarNet Development, Inc., generates revenue from cross channel tune-in promotional services for cable television and equipment sales to affiliates of TCI. For the years ended December 31, 1995, 1996 and 1997, the Company has generated revenues of $3,900,000, $4,789,000 and $1,945,000 respectively, from affiliates of TCI.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 21 - RELATED PARTY TRANSACTIONS - (continued)


Cable AdNet Partners, an affiliate of TCI, paid Suburban approximately $2,637,000 for the year ended December 31, 1995, for Suburban's share of advertising revenue under certain advertising agreements. In 1996, Radius purchased the Philadelphia area assets of Cable AdNet for approximately $1,100,000. (See Note 5).

The Company incurred pay-per-view order placement fees to TelVue Corporation, an affiliate of Mr. Lenfest, of $190,000, $325,000 and $470,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

During 1996, the Company loaned a total of $41,139,000 to Australis. All loans were repaid with interest.

In January 1995, Mr. Lenfest advanced $10,000,000 to the Company in connection with the investment by the Company's subsidiary, Lenfest Jersey, Inc., in Garden State Cablevision, L.P. The advance was repaid on April 20, 1995.

In January 1995, the Company advanced $19,240,000 to Australis. The funds were used to prepay license fees to U.S. movie studios in connection with and under certain contracts to supply movies to Australis. The loan bore interest at a rate equal to the rate charged to the Company under its bank credit facility dated June 24, 1994. The loan was repaid on April 20, 1995.

Subsidiaries of the Company have entered into various leasing arrangements with a principal stockholder for office and warehouse facilities. (See Note 14).

John C. Malone, a director of the Company, is a director of The Bank of New York, which is the trustee under the indentures for the Company's senior notes and senior subordinated notes and a lender under the bank credit facility.

NOTE 22 - SEGMENT INFORMATION

The Company operates primarily in the cable television industry. Certain subsidiaries of the Company operate in other industries which provide promotional, cable advertising traffic and billing services. Information concerning continuing operations by industry segment as of and for each of the three years ended December 31, was as follows:

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)
Year Ended December 31, 1995

Revenues                                                $     232,155          $      22,070         $     254,225
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      44,199          $      (9,359)        $      34,840
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      71,054          $       3,218         $      74,272
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $      47,658          $       5,324         $      52,982
                                                        ==============         ==============        ==============

Identifiable assets                                     $     576,855          $     254,590         $     831,445
                                                        ==============         ==============        ==============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 22 - SEGMENT INFORMATION - (continued)

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)

Year Ended December 31, 1996

Revenues                                                $     354,561          $      27,249         $     381,810
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      70,135          $     (15,543)        $      54,592
                                                        ==============         ==============        ==============

Depreciation and amortization                           $     107,115          $       4,162         $     111,277
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $     655,735          $      11,294         $     667,029
                                                        ==============         ==============        ==============

Identifiable assets                                     $   1,026,116          $     174,701         $   1,200,817
                                                        ==============         ==============        ==============

Year Ended December 31, 1997

Revenues                                                $     413,792          $      33,598         $     447,390
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      75,577          $     (12,793)        $      62,784
                                                        ==============         ==============        ==============

Depreciation and amortization                           $     124,973          $       4,966         $     129,939
                                                        ==============         ==============        ==============

Capital expenditures, including
 acquisitions                                           $     172,010          $       7,009         $     179,019
                                                        ==============         ==============        ==============

Identifiable assets                                     $   1,090,563          $     126,497         $   1,217,060
                                                        ==============         ==============        ==============


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (continued)

Other Investments

The Company's investment in Susquehanna Cable Co., Inc. is carried at cost. (See
Note 9). There are no quoted market prices for Susquehanna, which is a holding company that has majority ownership in cable operating subsidiaries in which the Company also has ownership interests. The Company uses the equity method to account for its ownership in the subsidiaries. (See Note 8). Because of its relationship with subsidiaries, the Company does not believe that it is practicable to estimate fair market value for its investment in Susquehanna.

Long-term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on current rates at which the Company could borrow funds with similar remaining maturities.

The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows:

                                                Carrying             Fair
                                                 Amount             Value
                                            -----------------    -----------
                                                (Dollars in thousands)
Balance Sheet Financial Instruments

Cash and cash equivalents                    $      15,623       $   15,623
Marketable securities                               14,452           14,452
Long-term debt                                  (1,287,988)      (1,371,625)
Deposits on converters                              (3,878)          (3,878)


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 24 - REGULATORY MATTERS

The Federal Communications Commission ("FCC") has adopted regulations under The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing rates charged to customers for basic and tier service and for equipment and installation charges (the "Regulated Services"). The 1992 Cable Act placed the Company's basic service, equipment and installation rates under the jurisdiction of local franchising authorities and its tier service rates under the jurisdiction of the FCC. The rate regulations do not apply to services offered on an individual service basis, such as per-channel or pay-per-view services. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and tier service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

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

NOTE 25 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of continuing operations consist of the following as of December 31:

                                                 1996               1997
                                           ---------------     ---------------
                                               (Dollars in thousands)

Accounts payable - unrelated parties        $       8,930       $      11,619
Accounts payable - affiliate                       12,855              26,304
Accrued copyright fees                              1,460               1,318
Accrued franchise fees                              7,011               7,898
Accrued interest                                   13,995              14,101
Accrued payroll and fringe benefits                 1,680               2,407
Accrued rate refund liability                           -               1,625
Accrued sales taxes                                   553                 424
Accrued other                                       5,152              11,475
                                            --------------      --------------

                                            $      51,636       $      77,171
                                            ==============      ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 25 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES - (continued)

Accrued payroll and fringe benefits includes $610,000 for severance packages for customer satisfaction specialists that are anticipated to be paid in 1998. In May 1997, the Company opened a customer satisfaction center in New Castle County, Delaware and proceeded to migrate inbound telephone customer service to that location. By year-end, approximately 55% of the Company's customer base was supported by that location. Specialists who elected not to migrate to the new center were entitled to receive severance pay and benefits. This total expense amounted to approximately $797,000 and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 26 - SUBSEQUENT EVENTS

On February 5, 1998, the Company issued $150,000,000 7-5/8% Senior Notes due 2008 and $150,000,000 8-1/4% Senior Subordinated Notes due 2008, through a private offering. The proceeds of the notes are net of estimated issuance costs of $3,575,000. The notes require semi-annual interest payments. The Senior Notes are not redeemable by the Company prior to maturity. The Senior Subordinated Notes may be redeemed, in whole or in part, at the option of the Company, on or after February 15, 2003. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds were used for the early extinguishment of existing debt.

On February 12, 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion for a warrant to purchase 225,115 shares of Class A common stock of Hyperion
Telecommunications, Inc., the other 50% general partner in Hyperion. No exercise price is payable in connection with the exercise of the warrant.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries



We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997, and have issued our report thereon dated March 4, 1998 (except as to the first paragraph of Note 20, as to which the date is March 26, 1998), which is included in the December 31, 1997, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.



Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 4, 1998

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1996 and 1997






                     Column A                        Column B            Column C         Column D             Column E
                                                                       Additions
                                                    Balance at         Charged to                              Balance
                                                    Beginning          Costs and                               at End
                                                     of Year           Expenses          Deductions            of Year
                                                  ---------------    ---------------    ---------------      ---------------

                                                                     (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1995                  $         775      $       3,512      $       3,347        $         940
                                                   ==============     ==============     ==============       ==============

     Year ended December 31, 1996                  $         940      $       4,674      $       3,629        $       1,985
                                                   ==============     ==============     ==============       ==============

     Year ended December 31, 1997                  $       1,985      $       9,715      $       8,777        $       2,923
                                                   ==============     ==============     ==============       ==============



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LENFEST COMMUNICATIONS


DATE: March 27, 1998                By:  /s/ H. F. Lenfest
                                         ----------------------------
                                             H. F. Lenfest
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ H. F. Lenfest            Chairman of the Board, Director     March 27, 1998
-------------------------    and President
H. F. Lenfest                (Principal Executive Officer)


/s/ H. Chase Lenfest         Director                            March 27, 1998
-------------------------
H. Chase Lenfest


/s/ Brook J. Lenfest         Director                            March 27, 1998
-------------------------
Brook J. Lenfest


/s/ John C. Malone           Director                            March 27, 1998
-------------------------
John C. Malone


/s/ William R. Fitzgerald    Director                            March 27, 1998
-------------------------
William R. Fitzgerald


/s/ Harry F. Brooks          Executive Vice President            March 27, 1998
-------------------------    (Principal Financial Officer)
Harry F. Brooks


/s/ Maryann V. Bryla         Assistant Treasurer                 March 27, 1998
-------------------------    (Principal Accounting Officer)
Maryann V. Bryla

                                 EXHIBIT INDEX

Exhibit
Number
-------
 1.          Purchase Agreement, dated January 30, 1998, between the Company, Salomon Brothers
             Inc. and NationsBanc Montgomery Securities LLC.

 4.7         Registration Agreement, dated January 30, 1998, between the Company, Salomon Brothers
             Inc. and NationsBanc Montgomery Securities LLC.

 4.7         Indenture, dated as of February 5, 1998, between the Company and The Bank of New York relating to the $150,000,000 7-5/8% Senior Notes due 2008.

 4.9         Form of $150,000,000 7-5/8% Senior Notes due 2008. (In accordance with Item 601 of
             Regulation S-K similar notes between the same parties which reference CUSIP No. 526055
             AF 5 and CUSIP No. U52547 AA 1 have not been filed because they are identical in all material respects to the filed exhibit.)

 4.10        Indenture, dated as of February 5, 1998, between the Company and The Bank of New York
             relating to the $150,000,000   8-1/4% Senior Subordinated Notes due 2008.

 4.11        Form of $150,000,000 8-1/4% Senior Subordinated Notes due 2008. (In accordance with
             Item 601 of Regulation S-K similar notes between the same parties which referennnce CUSIP
             No. U52547 AB 9 and CUSIP No. 526055 AH 1 have not been filed because they are identical in all material respects to the filed exhibit.)

10.44        Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

27.          Financial Data Schedule
