Form 10-Q
period 1998-03-31
LENFEST COMMUNICATIONS INC
filed 1998-05-15
CIK 1000450

                                   FORM  10-Q

                     SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.C.    20549

(Mark  One)
   [X]       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
               OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended March 31, 1998

                                       OR

   [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
               OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934

               For the transition period from _______ to _______

                        Commission file number 33-96804


                         LENFEST  COMMUNICATIONS,  INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           23-2094942
         --------                                 ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    Identification Number)

                       1105 North Market St., Suite 1300,
                                P. O. Box 8985,
                             Wilmington, Delaware        19899
              (Address of Principal executive offices) (Zip Code)

                                (302) 427-8602
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No  _____


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                         LENFEST  COMMUNICATIONS,  INC.

                                     Index




PART  I.   FINANCIAL INFORMATION                                                              Page
                                                                                              ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 1998
                 (unaudited) and as of December 31, 1997                                        2

                 Consolidated Statements of Operations and Comprehensive Income (Loss)
                 for the three months ended March 31, 1998 (unaudited) and
                 March 31, 1997 (unaudited)                                                     4

                 Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1998 (unaudited) and March 31, 1997 (unaudited)                      5

                 Notes to Condensed Consolidated Financial Statements (unaudited)               7


         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                         12


PART  II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                              17

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                 March 31,           December 31,
                                                                                   1998                  1997
                                                                                -----------         --------------
                                                                                (Unaudited)               (*)
ASSETS

  Cash and cash equivalents                                                   $       22,017         $      15,623


  Marketable securities                                                               11,825                14,452

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $2,659 in 1998 and $2,923 in 1997                            17,510                23,206


  Inventories                                                                          2,242                 2,153

  Prepaid expenses                                                                     3,278                 2,960

  Property and equipment, net of accumulated depreciation
   of $381,128 in 1998 and $359,125 in 1997                                          409,677               413,787

  Investments, principally in affiliates, and related receivables                     67,262                56,881

  Goodwill, net of amortization of $29,508 in 1998 and
   $28,594 in 1997                                                                    72,222                73,136

  Deferred franchise costs, net of amortization of $198,459 in
   1998 and $186,027 in 1997                                                         494,601               507,023


  Other intangible assets, net of amortization of $14,400 in 1998
   and $16,668 in 1997                                                                24,333                28,341

  Deferred Federal tax asset, net                                                     77,671                74,251

  Net assets of discontinued operations                                                  375                 2,660

  Other assets                                                                         6,355                 5,247
                                                                              --------------         -------------
                                                                              $    1,209,368         $   1,219,720
                                                                              ==============         =============


(*)  Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)




                                                                                    March 31,           December 31,
                                                                                      1998                  1997
                                                                                   -----------         -------------
                                                                                   (Unaudited)               (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable and obligations under capital leases                                $   1,286,145          $  1,295,306

Accounts payable and accrued expenses - unrelated parties                                61,201                50,867

Accounts payable - affiliate                                                             21,653                26,304

Customer service prepayments and deposits                                                 7,310                 6,984

Deferred interest                                                                         6,930                 7,063

Deferred state tax liability (net)                                                        9,505                 9,580

Investment in Garden State Cablevision, L.P.                                             77,747                77,880
                                                                                  -------------          ------------
                                                       TOTAL LIABILITIES              1,470,491             1,473,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.01 par value, 158,896 shares authorized,
 issued and outstanding                                                                       2                     2

Additional paid-in capital                                                               50,747                50,747

Accumulated deficit                                                                    (317,144)             (310,269)

Accumulated other comprehensive income, arising from
 unrealized net gains on marketable securities, net of
 deferred taxes of $2,839 in 1998 and $2,830 in 1997                                      5,272                 5,256
                                                                                  -------------          ------------
                                                                                       (261,123)             (254,264)
                                                                                  -------------          ------------

                                                                                  $   1,209,368          $  1,219,720
                                                                                  =============          ============




(*)Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ------------------------------------
                                                                                        1998                  1997
                                                                                   --------------         -------------
REVENUES                                                                           $      110,665         $     107,668


OPERATING EXPENSES
  Service                                                                                  10,779                 8,755
  Programming - from affiliate                                                             17,335                15,687
  Programming - other cable                                                                 7,584                 7,775
  Selling, general and administrative                                                      22,719                22,391
  Direct costs - non-cable                                                                  3,559                 5,452
  Depreciation                                                                             22,133                18,611
  Amortization                                                                             14,523                13,514
                                                                                   --------------         -------------
                                                                                           98,632                92,185
                                                                                   --------------         -------------

                                                            OPERATING INCOME               12,033                15,483

OTHER INCOME (EXPENSE)
  Interest expense                                                                        (31,499)              (31,917)
  Equity in net income (losses) of unconsolidated
    affiliates                                                                               (814)                1,292
  Gain on exchange of partnership interest                                                 11,489                     -
  Other income and expense (net)                                                            4,122                   510
                                                                                   --------------         -------------
                                                                                          (16,702)              (30,115)
                                                                                   --------------         -------------

                                           (LOSS) FROM CONTINUING OPERATIONS
                                                         BEFORE INCOME TAXES               (4,669)              (14,632)


INCOME TAX BENEFIT (NET)                                                                      855                 4,271
                                                                                   --------------         -------------
                                           (LOSS) FROM CONTINUING OPERATIONS               (3,814)              (10,361)

DISCONTINUED OPERATIONS
  Income from discontinued operations of Lenfest MCN, Inc.
    (formerly known as MicroNet, Inc. and affiliates),
    net of income taxes of $371                                                                 -                   900
                                                                                   --------------         -------------
                                            (LOSS) BEFORE EXTRAORDINARY LOSS               (3,814)               (9,461)


EXTRAORDINARY LOSS
  Early extinguishment of debt, net of income taxes of $1,645                              (3,061)                    -
                                                                                   --------------         -------------
                                                                  NET (LOSS)               (6,875)               (9,461)


OTHER COMPREHENSIVE INCOME, net of tax
  Unrealized gains on securities:                                                           3,680                 9,492
    Unrealized holding gains arising during the period
    Less:  reclassification adjustment for gains included
    in net (loss)                                                                          (3,664)                  (73)
                                                                                   --------------         -------------
                                                                                               16                 9,419
                                                                                   --------------         -------------
                                                 COMPREHENSIVE INCOME (LOSS)       $       (6,859)        $         (42)
                                                                                   ==============         =============

See accompanying notes to condensed consolidated financial statements.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)





                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ------------------------------------
                                                                                        1998                  1997
                                                                                   --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                       $       (6,875)        $      (9,461)
  (Income) from discontinued operations                                                         -                  (900)
  Extraordinary loss                                                                        3,061                     -
                                                                                   --------------         -------------
  Loss from continuing operations                                                          (3,814)              (10,361)
  Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                        36,656                32,125
      Accretion of debt discount                                                              438                   376
      Accretion of deferred interest                                                         (132)                    -
      Accretion of discount on marketable securities (net)                                      -                   (26)
      (Gain) on exchange of partnership interest                                          (11,489)                    -
      Net (gains) on sales of marketable securities                                        (3,664)                  (73)
      Deferred income tax (benefit)                                                        (1,855)               (4,271)
      (Gain) on sale of property and equipment                                                (33)                  (28)
      Equity in net (income) losses of unconsolidated affiliates                              814                (1,292)
      Minority interest                                                                         -                  (282)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                   5,696                  (611)
      Inventories                                                                             (89)                  497
      Prepaid expenses                                                                       (318)                 (995)
      Other assets                                                                         (1,108)               (1,227)
      Accounts payable and accrued expenses:
        Unrelated parties                                                                  10,334                18,273
        Affiliate                                                                          (4,651)                 (491)
      Customer service prepayments and deposits                                              (156)                 (278)
                                                                                   --------------         -------------

                                                        NET CASH PROVIDED BY
                                                        OPERATING ACTIVITIES               26,629                31,336
                                                                                   --------------         -------------



See accompanying notes to condensed consolidated financial statements.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ------------------------------------
                                                                                        1998                  1997
                                                                                   --------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                    $            -         $     (84,500)
  Purchases of property and equipment                                                     (18,023)              (14,508)
  Purchases of marketable securities                                                       (1,078)                 (301)
  Proceeds from sales of property and equipment                                                33                    28
  Proceeds from sales of marketable securities                                              7,878                   189
  Discontinued operations                                                                   2,285                 1,083
  Investments in unconsolidated affiliates                                                      -                (6,592)
  Distributions from unconsolidated affiliates                                                475                    75
  (Increase) in other intangible assets - investing                                          (165)                 (747)
  Loans and advances to unconsolidated affiliates                                            (890)                 (181)
  Loans and advances from unconsolidated affiliates                                           570                 1,966
                                                                                   --------------         -------------

                                                          NET CASH (USED) IN
                                                        INVESTING ACTIVITIES               (8,915)             (103,488)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                       296,386                75,000
  Early extinguishment of debt                                                            (67,375)                    -
  Other debt reduction:
    Notes                                                                                (240,000)              (15,000)
    Obligations under capital leases                                                         (331)                 (170)
  (Increase) in other intangible assets --  financing                                           -                  (252)
                                                                                   --------------         -------------

                                              NET CASH PROVIDED BY (USED IN)
                                                        FINANCING ACTIVITIES              (11,320)               59,578
                                                                                   --------------         -------------

                                                               NET INCREASE
                                                          (DECREASE) IN CASH                6,394               (12,574)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                15,623                19,162
                                                                                   --------------         -------------

                                                   CASH AND CASH EQUIVALENTS
                                                            AT END OF PERIOD       $       22,017         $       6,588
                                                                                   ==============         =============


See accompanying notes to condensed consolidated financial statements.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of the Company and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of March 31, 1998, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1998 and 1997.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 27, 1998. The results of operations for the periods ended March 31, 1998 and 1997, are not necessarily indicative of operating results for the full year.

Prior period financial statements and notes thereto have been restated to reflect the continuing operations of the Company.

NOTE 2   DISCONTINUED OPERATIONS

Effective October 31, 1997, Lenfest MCN, Inc., (formerly MicroNet, Inc.) and Lenfest MCN Delmarva Associates LP (formerly MicroNet Delmarva Associates LP), collectively "MCN", each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was $70.3 million, subject to adjustments. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service businesses. The assets sold were not material to the cable television operations of the Company. The net assets of MCN have been separately classified in the accompanying condensed consolidated balance sheet under the caption Net assets of discontinued operations and consist of the following at March 31, 1998 and December 31, 1997:

                                                       March 31,            December 31,
                                                          1998                  1997
                                                       ----------          -------------
                                                             (Dollars in thousands)
Accounts receivable                                    $      375           $    2,660
                                                       ==========           ==========

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)


NOTE 2   DISCONTINUED OPERATIONS, (continued)

Operating results of MCN for the three months ended March 31, 1997, are shown separately in the accompanying consolidated statements of operations and
comprehensive  income  (loss) under  the  caption   "Income  from discontinued
operations of Lenfest MCN, Inc."  and consist of the following:

                                                                                      Three Months Ended
                                                                                        March 31, 1997
                                                                                   -----------------------
                                                                                   (Dollars in thousands)
 Revenues                                                                               $       5,068
 Operating expenses                                                                            (2,783)
 Depreciation and amortization                                                                   (909)
                                                                                        -------------
                                                                 OPERATING INCOME               1,376


 Interest expense                                                                                (117)
 Other income                                                                                      12
 Income tax (expense)                                                                            (371)
                                                                                        -------------
                                                                       NET INCOME       $         900
                                                                                        =============



NOTE 3 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                  -----------------------------------
                                                                       1998                  1997
                                                                  -------------         -------------
                                                                         (Dollars in thousands)
CASH PAID DURING THE PERIOD FOR
  Interest                                                        $       8,703         $       8,346
                                                                  =============         =============

  Income taxes                                                    $           -         $       1,522
                                                                  =============         =============
SUPPLEMENTAL SCHEDULE RELATING TO ACQUISITIONS

                                                                       1998                  1997
                                                                  -------------         -------------
                                                                         (Dollars in thousands)
Property and equipment                                            $           -         $      27,965
Deferred franchise costs                                                      -                53,797
Goodwill and other intangible assets                                          -                 2,738
                                                                  -------------         -------------
                                                                  $           -         $      84,500
                                                                  =============         =============

NONCASH INVESTING AND FINANCING ACTIVITIES

On February 12, 1998, the Company exchanged a partnership interest for a warrant to acquire Class A common stock in Hyperion Telecommunications, Inc. (See Note 4).

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (Unaudited)

NOTE 4 - GAIN FROM EXCHANGE OF PARTNERSHIP INTEREST

On February 12, 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion Telecommunications of Harrisburg ("HTH") for a warrant to acquire 731,624 shares (the effective number of shares after a stock split) of Class A common stock of Hyperion Telecommunications, Inc. ("Hyperion"), the other 50% general partner in HTH. No exercise price is payable with the exercise of the warrant. The value of the warrant was estimated to be $11.7 million, based on the initial public offering of the Class A common stock of Hyperion in May 1998. A gain of $11.5 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations and comprehensive income (loss). The stock is included in investments in the accompanying condensed consolidated balance sheet as it was not readily marketable at March 31, 1998.


NOTE 5 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at March 31, 1998 and December 31, 1997 are as follows:


                                                    Aggregate              Gross
                                                       Cost             Unrealized              Fair
                                                      Basis                Gain                Value
                                                  ------------        --------------       -------------
                                                                  (Dollars in thousands)
March 31, 1998                                    $       3,715        $       8,110       $      11,825
                                                  =============        =============       =============

December 31, 1997                                 $       6,366        $       8,086       $      14,452
                                                  =============        =============       =============


All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $3,664,000 and $73,000 are included in the accompanying consolidated statements of operations for 1998 and 1997, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 209,000 customers in southern New Jersey at March 31, 1998. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $77,747,000 and $77,880,000 at March 31, 1998 and December 31, 1997, respectively.

                 LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                  (Unaudited)


NOTE 6 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the three months ended March 31, 1998 and 1997, are as follows:


                                                                                1998                  1997
                                                                            -----------          -------------
                                                                                  (Dollars in thousands)
RESULTS OF OPERATIONS
Revenues                                                                   $      27,730         $      26,730
Operating expenses                                                               (11,391)              (11,574)
Depreciation and amortization                                                     (8,725)              (11,481)
                                                                           -------------         -------------

                                                    OPERATING INCOME               7,614                 3,675

Interest expense                                                                  (5,605)               (5,766)
Other expense                                                                     (1,663)               (1,604)
                                                                           -------------         -------------

                                                   NET INCOME (LOSS)       $         346         $      (3,695)
                                                                           =============         =============

NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at March 31, 1998 and December 31, 1997:


                                                                             March 31,             December 31,
                                                                                1998                  1997
                                                                            -----------          -------------
                                                                                  (Dollars in thousands)
8-3/8% senior notes due November 1, 2005                                   $     687,374         $     687,082
10-1/2% senior subordinated notes due June 15, 2006                              293,897               293,781
7-5/8% senior notes due February 15, 2008 (a)                                    148,258                     -
8-1/4% senior subordinated notes due February 15, 2008 (b)                       148,159                     -
Bank credit facility                                                                   -               240,000
11.30% senior promissory notes due September 1, 2000                                   -                45,000
11.84% senior promissory notes due May 15, 1998                                    1,470                10,500
9.93% senior promissory notes due September 30, 2001                                   -                11,625
Obligations under capital leases                                                   6,987                 7,318
                                                                           -------------         -------------
                                                                           $   1,286,145         $   1,295,306
                                                                           =============         =============




(a) These notes, which are stated net of unamortized discount of $1.7 million at March 31, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds, together with the proceeds from the 8-1/4% senior subordinated notes discussed below, were used to provide funds for the early extinguishment of debt and to pay down the bank credit facility.

(b) These notes, which are stated net of unamortized discount of $1.8 million at March 31, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The Company may prepay the notes in 2003. The net proceeds were used as discussed in (a) above.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In November 1994, Mr. Lenfest and TCI International, Inc., an affiliate of TCI, jointly and severally guaranteed $67 million in program license obligations of the distributor of Australis' movie programming. As of March 31, 1998, the Company estimates that the guarantee under the license agreements was approximately $42.9 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee under an agreement dated June 5, 1997. As a result, the Company will remain indirectly liable under the non-cable subsidiary indemnity.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of $718 million (approximately U.S. $475 million as of March 31, 1998). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously.

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

The Company has generated increases in revenues and EBITDA for the three months ended March 31, 1998 primarily due to increases in monthly revenue per customer generated during 1997 and internal customer growth. As used herein, EBITDA is defined as operating income plus depreciation, amortization and cash distributions received from unconsolidated affiliates. EBITDA and similar measurements of cash flows are commonly used in the cable industry to analyze and compare cable companies on the basis of operating performance. EBITDA should not be considered as an alternative to net income as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. EBITDA is not a measure under generally accepted accounting principles.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

CONSOLIDATED RESULTS

REVENUES increased $3.0 million, or 2.8%, to $110.7 million for the quarter ended March 31, 1998 as compared to the corresponding 1997 period. The increase was primarily due to strong internal customer growth and the full effect of the rate increases implemented during 1997 associated with the Company's Core Cable Television Operations.

In the quarter ended March 31, 1998, the Company changed its treatment of franchise fees. Previously, the franchise fees were treated as an item of revenue and an item of expense. Beginning with the quarter ended March 31, 1998, the Company determined that franchise fees collected would not be included in revenue or as an item of expense since the Company merely acts as a pass through agent in the same way it does for collection and payment of applicable sales taxes. For the period ended March 31, 1998 this had the effect of reducing Revenue by $2.0 million. Had the Company used the current methodology in the corresponding 1997 period, the increase in Revenue for the quarter ended March 31, 1998 would have been approximately $5.0 million, a 4.8% increase from the corresponding 1997 period.

SERVICE EXPENSES increased 23.1% to $10.8 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily due to costs associated with the Company's Core Cable Television Operations.

PROGRAMMING EXPENSES increased 6.2% to $24.9 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was due to increases in programming costs associated with the Company's Core Cable Television Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased 0.3% million, or 1.5%, to $22.7 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs. The increase was primarily due to legal fees incurred in connection with The Australis Media, Ltd. litigation. See "Legal Proceedings" in the Company's Form 10-K, filed March 27, 1998. As a result of th changed treatment of accounting for franchise fees, selling, general and administrative expense for the quarter ended March 31, 1998 is reduced by $2 million, the amount of franchise fees collected and paid in the quarter. Had the Company used the current methodology in the corresponding 1997 period, the increase in selling, general and administrative expense for the quarter ended March 31, 1998 would have been approximately $2.3 million, a 10.4% increase over the corresponding 1997 period.

DIRECT COSTS NON-CABLE decreased 34.7% to $3.6 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The decrease was primarily due to the elimination of certain activities conducted by the Company's Non-Cable Operations.

DEPRECIATION AND AMORTIZATION EXPENSE increased 14.1% to $36.7 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period primarily as a result of additional capital expenditures associated with the Company's Core Cable Television Operations.

EBITDA increased 3.7% to $49.8 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The EBITDA margin increased to 45.0% in the 1998 period compared to 44.6% for 1997 period. These increases were primarily related to the Company's Core Cable Television Operations.

INTEREST EXPENSE decreased 1.3% to $31.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The decrease was primarily due to lower interest rates on outstanding borrowings and lower average outstanding indebtedness.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX decreased 68.1% to $4.7 million. The decrease was attributable to a gain realized on the exchange of a partnership interest.


CORE CABLE TELEVISION OPERATIONS

REVENUES increased 3.5% to $103.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. Revenues for basic and CPS tiers, customer equipment, and installation ("regulated services") increased 11.2 % or $8.1 million compared to the corresponding 1997 period. This increase was primarily attributable to strong internal customer growth of approximately 3.3% over the prior year period and the realization of the full effect of rate increases implemented over the course of 1997. Non-regulated service revenue decreased 16.6% or $3.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. This decrease was primarily a result of the discontinuation of the Prism regional sports network service which occurred as of October 1, 1997. Other revenue decreased 16.0% or $1.1 million compared to the corresponding 1997 period. The decrease was primarily a result of the Company changing its methodology of recording franchise fee revenues and expenses as described above.

SERVICE EXPENSES increased 23.1% to $10.8 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. These expenses are related to technical salaries and general operating expenses. The increase was primarily associated with customer installation, plant maintenance costs and the continuing expense related to the consolidation efforts of the Company.

PROGRAMMING EXPENSES increased 6.2% to $24.9 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The programming expense increase was primarily due to increased network programming costs and increased number of customers associated with the basic and CPS tier services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased 9.2% to $16.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs.
The decrease was primarily a result of the Company changing its methodology of recording franchise fee revenues and expenses as described above.

DEPRECIATION AND AMORTIZATION EXPENSE increased 15.2% to $35.7 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. This increase was primarily due to increased capital expenditures.

EBITDA increased 3.4% to $52.4 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily attributable to strong internal customer growth of approximately 3.3% and the realization of the full effect of the rate increases implemented during 1997. The EBITDA margin was 50.6% in both 1998 and 1997.

NON-CABLE INVESTMENTS

Radius Communications

REVENUES, prior to payment of affiliate fees, increased 20.8% to $6.4 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period.

OPERATING EXPENSES increased 9.0% to $5.7 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily due to increased selling expenses. Affiliate fees increased 2.2% to $2.5 million of which $1.4 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

EBITDA was $0.7 million for the quarter ended March 31, 1998 compared to $0.1 million for the corresponding 1997 period.

DEPRECIATION AND AMORTIZATION EXPENSE increase by 17.5% to $0.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily due to the continued deployment of digital advertising insertion equipment used for operations and expansion of sales offices.

OPERATING INCOME was $0.3 million for the quarter ended March 31, 1998 compared to an Operating Loss of $0.4 million for the corresponding 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

FINANCING ACTIVITIES. On February 5, 1998, the Company issued $150 million in principal amount of Senior Notes and $150 million in principal amount of Senior Subordinated Notes. The proceeds and cash on hand were used to prepay existing indebtedness, accrued interest and prepayment premiums in the aggregate amount of $313.8 million. As a result, at March 31, 1998, the Company had aggregate total indebtedness of approximately $1,286.1 million. The Company's senior indebtedness of $844.1 million consisted of: (i) a debt obligation in the amount of $1.5 million due May 15, 1998; (ii) $835.6 million of Senior Notes; and (iii) obligations under capital leases of approximately $7.0 million. At March 31, 1998, the outstanding subordinated indebtedness was approximately $442.0 million of Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

In addition, the Company has in place a $300 million revolving credit facility with a group of banks ("Bank Credit Facility"). As of May 14, 1998, the Company's Bank Credit Facility had no outstanding borrowings. The Bank Credit Facility contains provisions which limit the Company's ability to make certain investments in excess of $50 million in the aggregate and prohibiting the Company from having: (i) a Senior Debt Leverage Ratio for the quarter ended March 31, 1998 through December 30, 1999 in excess of 5.00:1 and 4.50:1 commencing on December 31, 1999 and thereafter; and (ii) a Total Debt Leverage Ratio in excess of 6.50:1 at March 31, 1998, and declining to 6.00:1 commencing on December 31, 1998 and thereafter. The Company expects to refinance the Bank Credit Facility in 1998. The Company is prohibited from paying dividends under the Bank Credit Facility. In addition, the Company is limited in the amount of dividends it can pay pursuant to the terms of the Notes.

OPERATIONS. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $16.9 million for the three month period ended March 31, 1998 compared to approximately $16.2 million for the three month period ended March 31, 1997. During the three month period ended March 31, 1998, the Company was required to make interest payments of approximately $8.7 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $8.3 million.

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

The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2012. Management bases its expectation on its plans to elect slower tax depreciation methods, continuing annual growth in EBITDA, and interest expense that is primarily at fixed rates, and, therefore, is not expected to increase.

In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. As of March 31, 1998, the Company believes the guarantee under the license agreements was approximately $42.9 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiaries' indemnity.

On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Consequently, it is probable that Australis will not continue to make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and so the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification.

CAPITAL EXPENDITURES. During 1998, the Company expects to make approximately $100 million of capital expenditures, of which approximately $90.0 million will be spent for capital expenditures for its Core Cable Television
Operations.   These capital  expenditures will be for the  upgrading of  certain of its cable television systems, including wide deployment of fiber optics, maintenance including plant extensions, installations, and other fixed assets as well as other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1998 will depend on numerous factors, many of which are beyond the Company's control, including responding to competition and increasing capacity to handle new product offerings in affected cable television systems. The Company anticipates that capital expenditures for years subsequent to 1998 will continue to be significant.

RESOURCES. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with the Senior and Total Debt Leverage Ratios or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable Senior or Total Debt Leverage Ratio. Management believes that the Company will be in compliance with such Debt Leverage Ratios.

YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's and supporting vendors' computer programs and other electronic equipment have date-sensitive software which may recognize "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations.

The Company is in the process of identifying the computer systems that will require modification or replacement so that all of the Company's systems will properly recognize dates beyond December 31, 1999. The Company has initiated communications with most of its significant software suppliers to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company expects to have identified all
systems  in need of  remediation not  later than  September 30, 1998.   As  it
identifies systems in need of remediation, the Company will develop and implement appropriate remediation measures. The Company expects to complete the remediation processes for all of its operations not later than the end of the third quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components in the financial
statements.   SFAS  No. 130  is effective  for fiscal years beginning after
December  15, 1997.   In accordance with the provisions of  SFAS No. 130, the
Company has adopted the pronouncement, effective January 1, 1998, by reporting net consolidated comprehensive income (loss) in the Consolidated
Statements of Operations and  Comprehensive Income (Loss).   Prior periods  have
been restated  for comparative  purposes as required.

The FASB has also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 by December 31, 1998. The adoption of SFAS No. 131 will not have a significant impact on the Company's Consolidated Financial Statements and the related footnotes.

The FASB has also recently issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 132 establishes standards for the way businesses disclose pension and other post retirement benefit plans. SFAS No. 132 is effective for fiscal years
beginning after December 15, 1997.    The Company  adopted  SFAS No.  132
effective January  1,  1998.   Financial  statement disclosures  for prior
periods do not require restatement since the adoption of SFAS No. 132 does not have a significant impact on the Company's financial statement disclosures.

The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines which costs of computer software developed or obtained for internal use
are capital and which costs  are expense.   SOP  98-1 is  effective for fiscal
years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-1.

The AICPA recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has adopted SOP 98-1 effective January 1, 1998. The adoption of SOP 98-5 does not have a significant impact on the Company's Consolidated Financial Statements and the related footnotes.

INFLATION

The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS  AND  REPORTS  ON  FORM  8K


            (a) Exhibits.


Exhibit
Number           Title or Description
------           --------------------
       The following Exhibits are furnished as part of this Report:


    *2.1       Amended and Restated Asset  Exchange Agreement, dated September  8, 1995, between LenCom, Inc.
               and Lenfest West, Inc. and Heritage Cablevision of Delaware, Inc.


*++++2.2       Asset  Purchase Agreement, dated  as of May  9, 1995, by  and between  TCI Communications Inc.
               and  Sammons Communications  of New  Jersey, Inc.,  Oxford Valley  Cablevision, Inc.,  Sammons
               Communications of Pennsylvania, Inc.,  NTV Realty, Inc., Capital Telecommunications, Inc.  and
               AC Communications, Inc.


    *2.3       Assignment and  Assumption Agreement,  dated as  of June 1, 1995,  among TCI  Communications,
               Inc., TKR Cable Company and the Company.


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


 ####4.7       Registration  Agreement, dated January  30, 1998,  between the Company,  Salomon Brothers Inc.
               and NationsBanc Montgomery Securities LLC.


 ####4.8       Indenture,  dated as  of February  5, 1998,  between  the Company  and The  Bank of  New York relating to the $150,000,000 7 5/8% Senior Notes due 2008.


 ####4.9       Form  of  $150,000,000  7  5/8% Senior  Notes  due  2008.  (In  accordance with  Item  601  of
               Regulation  S-K similar notes between the  same parties which  reference CUSIP No. 526055 AF 5 and CUSIP  No. U52547  AA 1  have not been  filed because they  are identical in  all material respects to the filed exhibit.)


####4.10       Indenture, dated  as  of February  5, 1998,  between the  Company and  The Bank  of New  York relating to the $150,000,000 8 1/4% Senior Subordinated Notes due 2008.


####4.11       Form of $150,000,000 8 1/4% Senior  Subordinated Notes due 2008. (In  accordance with Item 601 of  Regulation S-K similar notes between the same parties which  reference CUSIP No. U52547 AB
               9 and CUSIP No. 526055  AH 1 have not been  filed because they are identical  in all material respects to the filed exhibit.)


++++10.1       Programming Supply Agreement,  effective as of September 30, 1986, between ease ,  dated as of
               May Marguerite Lenfest and Satellite Services, Inc. and the Company.


   *10.2       Note Agreement, dated as of May 22, 1989, among the Company and the Prudential Insurance
               Company of America with respect to $50,000,000 10.69% Senior Notes due 1998.


   *10.3       Lease, dated  as of  May 1,  1990,   by and between  H.F. Lenfest  and Marguerite Lenfest  and
               Suburban Cable TV Co. Inc.


   *10.4       Lease, dated as  of May  1, 1990, by  and between  H.F. Lenfest  and Marguerite  Lenfest   and
               Suburban Cable TV Co. Inc.


   *10.5       Lease,  dated as  of May  24, 1990,  by and  between H.F.  Lenfest and Marguerite  Lenfest and
               MicroNet, Inc.


   *10.6       Lease, dated  as of June  20, 1991, as amended  January 1, 1995,  by and  between H.F. Lenfest and Marguerite Lenfest and StarNet, Inc. (as successor to NuStar).


   *10.7       Supplemental  Agreement,  dated December  15,  1981, by  and between  TCI Growth,  Inc., H.F.
               Lenfest,  Marguerite Lenfest and the Company  and Joinder Agreement executed  by LMC Lenfest,
               Inc.


   *10.8       Amendment to Supplemental Agreement,  dated May 4, 1984 between  the Company and TCI  Growth,
               Inc.


   *10.9       Agreement,  dated  July  1,  1990,  between  H.F. Lenfest,  Marguerite  B.  Lenfest,  Diane A.
               Lenfest, H. Chase Lenfest,  Brook J. Lenfest and the Lenfest Foundation,  Tele-Communications,
               Inc. and Liberty Media Corporation.


   *10.10      Agreement  and  Consent, dated  as  of  November  1,  1990,  by  and  among  TCI  Development
               Corporation, TCI Holdings, Inc., TCI Liberty, Inc., Liberty Cable, Inc., H.F. Lenfest,


                 Marguerite B. Lenfest, H.  Chase Lenfest, Brook J.  Lenfest, Diane A. Lenfest and
                 the Company

    *10.11       Letter Agreement,  dated  as  of  December 18,  1991, among  Liberty Media  Corporation,  the
                 Company,  Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest,  Brook J. Lenfest and the
                 Lenfest Foundation.


    *10.12       Irrevocable Proxies of H.  Chase Lenfest, Diane A.  Lenfest and  Brook J. Lenfest, each  dated
                 March 30, 1990.


    *10.13       Partnership Agreement of L-TCI  Associates, dated April, 1993, between Lenfest  International,
                 Inc. and UA-France, Inc.


    *10.14       Stock Pledge Agreement, dated  May 28, 1993, between Lenfest  York, Inc. and CoreStates Bank,
                 N.A., as Collateral Agent.


    *10.15       Pledge Agreement,  dated July  29, 1994, between  Lenfest Raystay Holdings,  Inc. and  Farmers
                 Trust Company as Collateral Agent.



*++++10.16       Agreement, dated September 30, 1986, between the Company and Tele-Communications, Inc.


    *10.17       Agreement for the Sale of Advertising on Cable  Television Stations, dated as of  November 25,
                 1991 between Suburban Cable TV Co. Inc. and Cable AdNet Partners.


   **10.18       Letter Agreement, dated November 8, 1995, between the Company and The Prudential Insurance
                 Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the
                 Company and J.P. Morgan Investment Management Co. and Bankers's Trust have not been filed because they are identical in all material respects to the filed exhibit.)


   **10.19       Letter Agreement, dated November 8, 1995, between the Company and The Prudential Insurance
                 Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the
                 Company and MBL Life Assurance Corp., Full & Co., AUSA Life Insurance Company, Inc. and
                 Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibits.)


    +10.20       First Amendment, dated  as of February  29, 1996,  to Credit Agreement,  dated as of  December
                 14,  1995,  by  and  among  the  Company,  The  Toronto-Dominion  Bank,  PNC  Bank,  National
                 Association and NationsBank  of Texas, N.A.,  as Arranging  Agents, the  Lenders and  Toronto-
                 Dominion (Texas), Inc., as Administrative Agent.


    +10.21       Agreement, dated as of February 29, 1996, in favor of the Company by H.F. Lenfest.


    +10.22       Credit Agreement,  dated as  of February  29, 1996, between  Lenfest Australia,  Inc. and The
                 Toronto-Dominion Bank and NationsBank of Texas, N.A. and  Toronto- Dominion (Texas), Inc.,  as
                 Administrative Agent.


    +10.23       Sublease Agreement,  dated March 21,  1996, between Suburban Cable  TV Co. Inc.  and Surgical
                 Laser Technologies, Inc.


    +10.24       Letter Agreement, dated November  30, 1995, between the  Company and The  Prudential Insurance
                 Company of America.


    +10.25       Letter Agreement, dated November  30, 1995, between the  Company and The  Prudential Insurance
                 Company of America. (In accordance  with Item 601 of  Regulation S-K, agreements between  the
                 Company  and MBL Life  Assurance Corp. and  Full & Co.  have not  been filed  because they are identical in all material respects to the filed exhibit.)


   ++10.26       Form of  Second Amendment,  dated as  of April  29, 1996,  to Credit  Agreement, dated  as of
                 December 14, 1995, by  and among the Company,  The Toronto-Dominion Bank, PNC  Bank, National
                 Association and  NationsBank of  Texas, N.A.,  as Arranging  Agents, the Lenders  and Toronto-
                 Dominion (Texas), Inc., as Administrative Agent.


   ++10.27       Form  of  Letter  Agreement, dated  May  2,  1996,  between the  Company  and The  Prudential
                 Insurance Company of America.


   ++10.28       Form of  Letter  Agreement,  dated  May 2,  1996,  between  the  Company and  The  Prudential
                 Insurance Company  of America.  (In accordance  with Item  601 of  Regulation S-K, agreements between the Company and ECM Fund, L.P. I and Equitable Life Assurance

                Society  have not been  filed because  they are identical in  all material respects to the filed exhibit.)

  ++10.29       Form of  Senior Subordinated Credit Agreement, dated as  of May 2, 1996, between the Company and The Toronto-Dominion Bank.


+++ 10.30       Letter Agreement, dated June  11, 1996,  and accepted June 20, 1996, between the Company and
                MBL Life  Assurance Corporation. (In accordance with Item 601 of Regulation S-K, an agreement between  the Company  and The  Prudential Insurance  Company of America  has not  been filed because it is identical in all material respects to the filed exhibit.)


 +++10.31       Letter  Agreement, dated  June 20,  1996, between  the  Company and The  Prudential Insurance
                Company of America.


 +++10.32       Credit Agreement,  dated June 27,  1996, between the Company, The  Toronto-Dominion Bank, PNC
                Bank, National Association and  NationsBank of  Texas, as  Arranging Agents, the  Lenders and
                Toronto-Dominion (Texas), Inc., as Administrative Agent.


 +++10.33       First Amendment, dated August 29,  1996, to Credit Agreement, dated as of February  29, 1996, by and among  Lenfest Australia, Inc., The Toronto-Dominion  Bank, NationsBank of Texas, N.A.
                and Toronto Dominion (Texas), Inc.


   #10.34       Second Amendment,  dated September 30,  1996, to Credit Agreement,  dated as of  February 29,
                1996, by and among Lenfest Australia, Inc., The  Toronto-Dominion Bank, NationsBank of Texas,
                N.A. and Toronto Dominion (Texas), Inc.


   #10.35       Form of First Amendment,  dated as of October 28, 1996, to Credit Agreement, dated as of June
                27,  1996,  by  and  among  the  Company,  The  Toronto-Dominion  Bank,  PNC  Bank,  National
                Association and  NationsBank of  Texas, N.A.,  as Arranging  Agents, the  Lenders and Toronto
                Dominion (Texas), Inc., as Administrative Agent.

  ##10.36       Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

 ###10.37       Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc.,
                Lenfest York, Inc., Lenfest Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.).


####10.38       Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the
                Company.

   !10.39       Form of Second Amendment, dated as of January 27, 1998, to Credit Agreement, dated as of June 27, 1996, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National
                Association an NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto
                Dominion (Texas), Inc. as Administrative Agent.


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


     +++       Incorporated  by  reference  to  the  Company's  Registration  Statement  on   Form
               S-4,  No.  333-09631, dated August 6, 1996.


    ++++       Confidential portions  have been omitted pursuant  to Rule 406 and  filed separately with the Commission.


       #       Incorporated by reference to  the Company's Report on Form  10-Q, dated November 14,
               1996, for the quarter ended September 30, 1996.


      ##       Incorporated by  reference to  the Company's Report  on Form 10-K,  dated March 22,  1997, for the year ended December 31, 1996.


     ###       Incorporated by  reference to the Company's Report on Form 10-Q,  dated August 14, 1997, for the quarter ended June 30, 1997.

    ####       Incorporated by reference to the Company's Report on Form 10-K, dated March 27, 1998, for the year ended December 31, 1997.

       !       Incorporated  by reference  to the  Company's Registration  Statement on  Form
               S-4,  No.  333- 51589, dated May 1, 1998.


               (b)      Reports on Form 8-K.

               None.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LENFEST  COMMUNICATIONS,  INC.

DATE: May 15, 1998       By:  /s/ Maryann V. Bryla
                              Maryann V. Bryla
                              Vice President (authorized
                              officer and Principal Financial Officer)