Form 10-K/A
period 1997-12-31
LENFEST COMMUNICATIONS INC
filed 1998-07-02
CIK 1000450

                                   FORM 10-K/A

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

                         Commission file number 33-96804

                          LENFEST COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               23-2094942
------------------------------                            ----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

         Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of March 27, 1998: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.


         This Form 10-K/A is being filed to amend Part I Item 1, Part II Items 6,7 and 8 and Part III Items 10, 11, 13 and 14 of the annual report on Form 10-K of Lenfest Communications, Inc. for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 27, 1998.

1. The following paragraphs of Business - Unrestricted Cable Television Systems with respect to Raystay Co. are amended and restated in their entirety as follows:

Item 1. BUSINESS.

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

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1995             1996            1997
                                       ----             ----            ----
         Homes passed  ............  292,454          294,390          297,783
         Basic customers  .........  200,086          204,179          208,204
         Basic penetration  .......     68.4%            69.4%            69.9%

          SCC has systems in York and Williamsport, Pennsylvania as well as smaller systems in Maine, Mississippi, Illinois and Indiana. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1997 for SCC's cable television systems.

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1995             1996            1997
                                       ----             ----            ----
         Homes passed  ............  182,465           206,715          211,778
         Basic customers  .........  137,885           159,871          164,186
         Basic penetration  .......     75.6%             77.3%            77.5%

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

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1995             1996            1997
                                       ----             ----            ----
         Homes passed  ............   63,163            79,029          83,451
         Basic customers  .........   46,509            57,743          59,085
         Basic penetration  .......     73.6%             73.1%           70.8%


         Beginning July 30, 1998, upon a change of control which results in the Company controlling Raystay, the stockholders of Raystay have the right to cause the Company to purchase their shares at the then fair market value of the shares, determined without discount for lack of marketability or minority interest, subject to certain conditions. In addition, effective September 30, 2002 either the Company or the other stockholders of Raystay may offer to purchase all of the other's shares of stock. If the recipient of the offer rejects the offer, the recipient is then obligated to purchase all the shares of stock of the other party(ies) on the same terms and conditions as were contained in the initial offer.


          Clearview owns and operates cable television systems in Pennsylvania and Maryland. As of December 31, 1997, Clearview had approximately 9,800 basic customers and passed approximately 14,400 homes.


2. Summary Consolidated Financial and Operating Data is amended and restated in its entirety as follows:

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

---------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                          (Dollars in thousands)
Statement of Operations Data*             1993            1994           1995             1996             1997
                                       -------------  -------------  -------------   ---------------  ---------------
Revenues                               $ 205,326      $  226,185      $ 254,225      $    381,810     $    447,390
Programming expenses                      44,033          49,267         55,322            82,804           93,088
Selling, general & administrative         46,527          50,269         55,262            82,688          105,470
Technical and other                       20,167          27,269         34,529            50,449           56,109
Depreciation and amortization             62,089          72,813         74,272           111,277          129,939
                                         --------       ---------       --------       -----------      -----------
    Operating income                      32,510          26,567         34,840            54,592           62,784
Interest expense                         (35,090)        (47,749)       (60,909)         (107,201)        (120,788)
Other income and expense (net)           (10,232)         (7,072)         4,245           (90,361)         (50,070)
                                         --------       ---------       --------       -----------      -----------
    Loss from continuing operations      (12,812)        (28,254)       (21,824)         (142,970)        (108,074)
before income taxes
Income tax benefit                         2,018          10,174         10,724            14,329           38,740
                                         --------       ---------       --------       -----------      -----------
Loss from continuing operations          (10,794)        (18,080)       (11,100)         (128,641)         (69,334)
Discontinued operations, net of taxes     (1,073)           (819)          (395)              363           33,738
Extraordinary loss, net of taxes             ---             ---         (6,739)          (2,484)              ---
                                         ========       =========       ========       ===========      ===========
    Net loss                           $ (11,867)     $  (18,899)     $ (18,234)     $   (130,762)    $    (35,596)
                                         ========       =========       ========       ===========      ===========
Balance Sheet Data*
  (end of period)
Total assets                           $ 634,938      $  664,555      $ 843,110      $  1,221,788     $  1,219,720
Total debt                               612,392         626,121        810,725         1,312,863        1,295,306
Stockholders' equity  (deficit)          (56,029)        (49,609)       (45,192)         (233,790)        (254,264)


Core Cable Television Operations (Restricted Group)
Financial Ratios and Other Data (a)
Revenues                               $ 197,630      $  212,800      $ 232,155      $    354,561     $    413,792
Adjusted EBITDA (b) (c)                  100,476         105,711        115,261           182,905          205,861
Adjusted EBITDA margin (d)                  50.8 %          49.7 %         49.6 %            51.6 %           49.7 %
Cash flows from:
   Operating activities                $  62,531      $   60,057      $  71,911      $     74,801     $    114,017
   Investing activities                 (158,216)        (59,350)       (60,085)         (626,437)         (96,226)
   Financing activities                   91,467           1,392        146,832           403,632          (18,645)
Interest expense                          34,699          47,016         59,966           105,463          120,549
Capital expenditures  (e)                 41,658          42,162         40,168            51,703           87,510
Total debt                               609,159         616,657        807,535         1,309,735        1,293,579
Ratio of total debt to Adjusted
EBITDA                                      6.06 x          5.83 x         7.01 x            7.16 x           6.28 x
Monthly revenue per average
basic customer                         $   32.05      $    31.44      $   32.97      $      34.25     $      35.18
Annual Adjusted EBITDA per average
basic customer                            195.51          187.42         196.40            212.00           210.04
Annual capital expenditures per
average basic customer (e)                 81.06           74.75          68.44             59.93            89.28
Summary Customer Data
 (end of period) (a)
Homes passed                             870,718         892,549        904,753         1,278,673        1,388,887
Basic customers                          550,703         577,377        596,366           927,249          991,758
Basic Penetration                           63.2 %          64.7 %         65.9 %            72.5 %           71.4 %

------------------
*    Prior year data is restated to reflect continuing operations.
(a) The Core Cable Television Operations (Restricted Group) consists of all of the Company's wholly owned cable television subsidiaries. Financial ratios and other information are presented for the Restricted Group to facilitate the evaluation of the results of operations of those operating entities on which the Company relies to service all of its debt obligations.

(b) Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered by an investor as an alternative to net income (loss), as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EBITDA are not measures under generally accepted accounting principles.
(c) CAH, Inc. became a part of the restricted group in 1996. CAH, Inc. has not been included in the 1993-1995 presentation.
(d) Adjusted EBITDA margin measures Adjusted EBITDA as a percentage of revenues.
(e)  Excludes the purchase price of acquisitions consummated during the period.

3. Management's Discussion and Analysis of Financial Condition and Results of Operations is amended and restated in its entirety as follows:

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


         The Company has generated increases in revenues and Adjusted EBITDA for each of the past three fiscal years primarily through acquisitions and, to a lesser extent, through internal customer growth, increases in monthly revenue per customer and, growth in advertising and home shopping revenues. As used herein, Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EBITDA are not measures under generally accepted accounting principles.



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


         Adjusted EBITDA increased 15.2% to $196.2 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 43.9% in 1997 compared to 44.6% for 1996. This decrease was primarily caused by one time costs associated with the consolidation effort related to the Core Cable Television Operations.


         Interest Expense increased 12.7% to $120.8 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to the Acquisitions.


         Loss from continuing operations before income tax decreased 24.4% to $108.1 million. The decrease was attributable to a loss associated with the write-down of the Company's investment in Australis. The 1997 write-down of the Company's investment in Australis was $44.6 million compared to an $86.4 million write-down of the investment in the prior year. At December 31, 1997, the Australis securities were no longer listed on the Australian Stock Exchange and were considered to be worthless. On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets have been liquidated and it has ceased to conduct business. The Company does not expect this investment to have a material impact on future operations.



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


         Adjusted EBITDA increased 12.6% to $205.9 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily associated with the Acquisitions. The Adjusted EBITDA margin decreased to 49.7% in 1997 compared to 51.6% for 1996. This decrease was primarily caused by one-time costs associated with the consolidation efforts of the Company.


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

         StarNet, Inc.

         Revenues decreased by 38.1% to $5.0 million for the year ended December 31, 1997, primarily due to the elimination of The Barker (R) and Promoter services.

         Direct expenses decreased 36.3% to $6.0 million as compared to 1996 due primarily to the reduction of operational expenses eliminated with the termination of The Barker (R) and Promoter services.

         Depreciation and Amortization Expense decreased by 23.7% to $1.2 million as compared to 1996 as a result of assets related to The Barker
         (R) being transferred to Sneak Prevue, LLC, a partnership between StarNet, Inc. and Prevue.

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


         Adjusted EBITDA increased 54.0% to $170.3 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily due to the Acquisitions. The Adjusted EBITDA margin increased to 44.6% in 1996 compared to 43.5% for 1995. This increase was primarily a result of an increase in Adjusted EBITDA for Core Cable Television Operations.

         Interest Expense increased 76.0% to $107.2 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to the Acquisitions.


         Loss from continuing operations before income tax increased 555.1% to $143.0 million. The increase was attributable to a loss associated with the write-down of the Company's investment in Australis. Due to uncertainty of the long-term financing of Australis, the Company determined that the decline in market value was other than temporary.




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


         Adjusted EBITDA increased 58.7% to $182.9 million for the year ended December 31, 1996 compared to the prior year. The increase was primarily associated with the Acquisitions. The Adjusted EBITDA margin increased to 51.6% in 1996 compared to 49.6% for 1995. This increase was primarily caused by cash distributions made to the Company by certain Unrestricted Subsidiaries and affiliates.

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

         StarNet, Inc.

         Revenues decreased 8.8% to $8.1 million in 1996 as compared to 1995, the net result of the elimination of The Barker (R) and Promoter services in November of 1996.

         Direct expenses decreased 12.4% to $9.4 million due primarily to the reduction of operational expenses eliminated with the termination of The Barker (R) and Promoter services.

         Depreciation and Amortization Expense increased 11.0% to $1.5 million for the year ended December 31, 1996, primarily as a result of purchasing assets related to The Barker (R).

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


         The Bank Credit Facility contains provisions which limit the Company's ability to make certain investments in excess of $50 million in the aggregate and prohibiting the Company from having: (i) a ratio of operating cash flow for the most recently completed financial quarter multiplied by four to senior indebtedness for the quarter ended December 31, 1997 through December 30, 1999 in excess of 5.00:1 and 4.50:1 commencing on December 31, 1999 and thereafter ("Senior Debt Leverage Ratio"); and (ii) a ratio of operating cash flow for the most recently completed financial quarter multiplied by four to total indebtedness in excess of 6.50:1 at December 31, 1997, and declining to 6.00:1 commencing on December 31, 1998 and thereafter ("Total Debt Leverage Ratio"). The Company expects to refinance the Bank Credit Facility in 1998.


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


         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the Unrestricted Subsidiaries' indemnity.


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

         The Company is in the process of identifying the computer systems that will require modification or replacement so that all of the Company's systems will properly utilize dates beyond December 31, 1999. The Company has initiated communications with most of its significant software suppliers to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company has retained a consultant to review its systems, to identify which systems are in need of remediation and to prepare a remediation report. The Company expects to receive the consultant's report and to have identified all systems in need of remediation not later than September 30, 1998. As it identifies systems in need of remediation, the Company will develop and implement appropriate remediation measures. The Company expects to complete the remediation processes for all of its operations not later than the end of the third quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

         The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

4. The following paragraphs of Management - Directors and Executive Officers are amended and restated in their entirety as follows:

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         MANAGEMENT

         Directors And Executive Officers


         H. Chase Lenfest has served as a Director of the Company since December 1997 and is Director of Local Sales of Lenfest Programming Services, Inc. From January 1996 to January 1997, he was the Regional Photo Classified Manager of Lenfest Programming Services, Inc. He was employed by TelVue Corporation from February 1994 until January 1996. From March 1988 to January 1994, he was a stockbroker with Wheat
         First Butcher & Singer. He is the son of H. F. and Marguerite B. Lenfest and the nephew of Harry F. Brooks.

         Brook J. Lenfest has served as a Director of the Company since December 1997 and is Vice President and Director of Operations for StarNet, Inc. He has been an officer of StarNet, Inc. since January 1995. Prior to assuming his current position, he was Vice President-Business Development, Director of Communications and Product Manager for StarNet, Inc. From 1993 to 1994, he was Marketing Manager for the Company's South Jersey Cablevision (now Lenfest Atlantic, Inc.) subsidiary. Prior to 1993, he held various positions at Garden State Cablevision. He is the son of H. F. and Marguerite B. Lenfest and the nephew of Harry F. Brooks.

         Harry F. Brooks is Executive Vice President and Assistant Secretary of the Company. He has been Executive Vice President since 1991 and a Vice President since 1983. Mr. Brooks is also Vice President/Assistant Treasurer/Assistant Secretary of each of the Company's subsidiaries other than TeleSTAR (where he is Treasurer and Assistant Secretary), Lenfest Raystay Holdings, Inc. (where he is Vice President and Assistant Secretary) and Lenfest Atlantic, Inc. He is the brother of Marguerite B. Lenfest and the uncle of Chase Lenfest and Brook
         Lenfest.

         Maryann V. Bryla has been Vice President, Finance of the Company since March 1997 and Assistant Secretary since January 1998. Prior to that, Ms. Bryla was Assistant Vice President of Finance of the Company since November 1996 and Director of Investor Relations since June 1996. From March 1993 to June 1996, Ms. Bryla was a lending officer in the Telecommunication and Media Lending Division of PNC Bank, N.A. From September 1988 to February 1993, she was an Assistant Treasurer and Manager in the North America Corporate Finance Syndications Division at The Chase Manhattan Bank. Ms. Bryla is also Assistant Secretary of Lenfest Clearview, Inc. and StarNet, Inc. and Treasurer of Suburban.

5. The following table of Executive Compensation is amended and restated in its entirety as follows:

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


Harry  F.  Brooks                              1997       $      157,500     $      42,500      $    8,000(a)
Executive  Vice  President                     1996              150,000               ---           7,500(a)
                                               1995              135,000               ---           6,750(a)

         (a) Matching contributions under the Company's 401(k) Plan for the individuals in years noted. The contribution for Mr. Lenfest for the years 1997, 1996 and 1995 were $8,000, $7,500 and $7,500, respectively.
         (b) Pursuant to agreements between the Company and a foundation and trusts created by H. F. Lenfest, the foundation and the trusts have purchased split-dollar life insurance policies on H. F. Lenfest's life and on the joint lives of Mr. Lenfest and his wife, Marguerite Lenfest, an officer and director of the Company. Under these agreements, the Company pays the entire premium. The trusts and foundation are the beneficiaries of the insurance policies. However, the Company has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by the Company. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and expenses are realized, the Company, upon the deaths of Mr. and Mrs. Lenfest or the surrender of the policies, will recover all of its insurance premium payments. The premiums paid by the Company in 1997, 1996 and 1995 pursuant to these arrangements were $346,043, $346,043 and $325,471, respectively. The amounts in this column include the present value of such premium payments using an imputed interest rate, such present value calculated based upon Mr. and Mrs. Lenfest's remaining life expectancy, which totaled $247,022, $260,635 and $232,985 in 1997, 1996 and 1995,
         respectively. In addition, in 1995, Mr. Lenfest received $52,733 of additional compensation, of which $50,213 consisted of the payment by the Company of expenses incurred by Mr. Lenfest in connection with personal investments.

6. The following paragraph of Certain Relationships and Related Transactions is amended and restated in its entirety as follows:

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the Unrestricted Subsidiaries' indemnity.

7. The list of financial statements filed as a part of this report is amended and restated in its entirety as follows:


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

         GARDEN STATE CABLEVISION L.P.
         Report of Independent Public Accountants
         Balance Sheets, December 31, 1996 and 1997
         Statements of Operations, Years Ended December 31, 1995, 1996 and 1997 Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997 Statements of Partners' (Deficit) Capital, Years Ended
         December 31, 1995, 1996 and 1997
         Notes to Financial Statements


         (a)(2) Independent Certified Public Accountants' Report and Financial Statement Schedule.

            The following Independent Certified Public Accountants' Report and Financial Statement Schedule are filed as a part of the report:

             (i)  Report of Independent Certified Public Accountants on Schedule
            (ii)  Schedule II -- Valuation and Qualifying Accounts

8. The index to Consolidated Financial Statements is amended and restated in its entirety as follows:



                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants .....................................   F-2

Consolidated Balance Sheets, December 31, 1996 and 1997  ...............................   F-3

Consolidated Statements of Operations, Years Ended December 31, 1995, 1996 and 1997  ...   F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit),
  Years Ended December 31, 1995, 1996 and 1997  ........................................   F-6

Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997  ...   F-7

Notes to Consolidated Financial Statements .............................................   F-9


GARDEN STATE CABLEVISION L.P

Report of Independent Public Accountants ...............................................  F-38

Balance Sheets, December 31, 1996 and 1997 .............................................  F-39

Statements of Operations, Years Ended December 31, 1995, 1996 and 1997 .................  F-40

Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997 .................  F-41

Statements of Partners' (Deficit) Capital, Years Ended December 31, 1995, 1996 and 1997   F-42

Notes to Financial Statements .........................................................   F-43

FINANCIAL STATEMENTS SCHEDULE

Report of Independent Certified Public Accountants on Schedule ........................   F-49

Schedule II - Valuation and Qualifying Accounts .......................................   F-50


9. The Report of Independent Certified Public Accountants is amended and restated in its entirety as follows:


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




         Pressman Ciocca Smith LLP
         Hatboro, Pennsylvania
         March 4, 1998 (except as to the sixth paragraph of Note
         12 and the first paragraph and second paragraph of Note 20, as to which the date is June 22, 1998)

10. Notes 1, 8, 12, 20 and 22 to Consolidated Financial Statements are amended and restated in their entirety as follows:



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

         The prior period financial statements have been restated to reflect the continuing operations of the Company. See Note 2 - Discontinued Operations.

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

         Property and Equipment


         Property and equipment are stated at cost. For the newly acquired systems or companies, the purchase price has been allocated to net assets on the basis of fair market values as determined by the reproduction cost technique which involves determining the current cost of all labor, materials and overhead necessary to create the assets, and then deducting allowances for depreciation and obsolescence. Depreciation is provided using the accelerated and straight-line methods of depreciation for financial reporting purposes at rates based on estimated useful lives. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.


         Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Capitalization of Self Constructed Assets


         All costs attributable to cable television plant, including materials, direct labor, and construction overhead are capitalized. Initial customer installation costs, including material, labor and overhead are capitalized and depreciated over eight years. The costs of subsequently disconnecting and reconnecting are charged to expense. Installation income has been fully recognized.


         Deferred Franchise Costs, Goodwill and Other Intangible Assets


         Deferred franchise costs, goodwill and other intangible assets acquired in connection with the purchases of cable systems and other companies have been valued at acquisition cost on the basis of the allocation of the purchase price on a fair market value basis to net assets as determined by the projected earnings method which discounts projected earnings over a fifteen year period to a present value. Additions to these assets are stated at cost. Other intangible assets consist of debt acquisition costs, organization costs and covenants not to compete. Goodwill represents the cost of acquired cable systems and companies in excess of amounts allocated to specific assets based on their fair market values. Deferred franchise costs are amortized on the straight-line method over the legal franchise lives, generally 10 to 20 years. Other intangible assets are being amortized on the straight-line method over their legal or estimated useful lives, generally ranging from 5 to 10 years. Goodwill is amortized on the straight-line method over 20 to 40 years.

         Valuation of Long-Lived Assets


         In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment, deferred franchise costs, goodwill and other intangible assets. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the undiscounted cash flow estimate. The Company also evaluates the depreciation and amortization periods of tangible and intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1997, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

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

Summarized audited financial information of Garden State, accounted for under the equity method, at December 31, 1996 and 1997, is as follows:

                                                                                 1996                  1997
                                                                           ---------------        ---------------
                                                                                (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                   $       4,858         $       5,271
Accounts receivable, net                                                            2,683                 3,551
Other current assets                                                                1,033                   666
Property and equipment, net                                                        75,920                83,863
Deferred assets, net                                                               85,204                55,938
                                                                           --------------        --------------

                                       TOTAL ASSETS                         $     169,698         $     149,289
                                                                           ==============        ==============

Debt                                                                        $     333,000         $     324,000
Liabilities to the Company                                                          3,246                 3,579
Accounts payable and accrued expenses                                              13,674                12,388
Customer prepayments and deposits                                                     947                   875
Other liabilities                                                                   1,098                 1,523
Partners' deficit                                                                (182,267)             (193,076)
                                                                           --------------        --------------


                                       TOTAL LIABILITIES AND DEFICIT        $     169,698         $     149,289
                                                                           ==============        ==============

         NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE CABLEVISION L.P. - (continued)

                                                                  1995                 1996                 1997
                                                             --------------       --------------       --------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $      91,771        $     100,756        $     109,126
Operating expenses                                                 (40,595)             (43,608)             (45,902)
Depreciation and amortization                                      (46,976)             (48,524)             (44,698)
                                                             --------------       --------------       --------------

                                     OPERATING INCOME                4,200                8,624               18,526

Interest expense                                                   (19,166)             (16,405)             (22,787)
Other expense                                                       (5,590)              (6,045)              (6,548)
                                                             --------------       --------------       --------------

                                             NET LOSS        $     (20,556)       $     (13,826)       $     (10,809)
                                                             ==============       ==============       ==============

Cash Flows

Cash flows from operating activities                         $      30,452        $      26,132        $      32,815
Cash flows from investing activities                               (14,794)             (22,759)             (23,308)
Cash flows from financing activities                               (17,009)              (1,774)              (9,094)
                                                             --------------       --------------       --------------

                          INCREASE (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS               (1,351)               1,599                  413

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               4,610                3,259                4,858
                                                             --------------       --------------       --------------

                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR        $       3,259        $       4,858        $       5,271
                                                             ==============       ==============       ==============

Summarized financial information of affiliates other than Garden State, accounted for under the equity method, at December 31, 1996 and 1997, is as follows:

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       5,972         $       6,595
Accounts receivable, net                                                              11,071                16,793
Other current assets                                                                  13,071                31,658
Property and equipment, net                                                          172,864               209,333
Due from related party (not the Company)                                                 533                     -
Deferred tax asset                                                                     8,730                   550
Other assets, net                                                                     44,806                62,000
                                                                               --------------        --------------
                                                           TOTAL ASSETS        $     257,047         $     326,929
                                                                               ==============        ==============

                                      -23

         NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE CABLEVISION L.P. - (continued)

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position - (continued)

Liabilities to the Company                                                     $       2,375         $       4,435
Accounts payable and accrued expenses                                                 47,202                44,131
Debt                                                                                 135,086               136,089
Deferred tax liability                                                                11,943                12,343
Payable to related party (not the Company)                                            67,136                90,991
Other liabilities                                                                      9,195                29,985
Equity (deficit)                                                                     (15,890)                8,955
                                                                               --------------        --------------
                                                      TOTAL LIABILITIES
                                                             AND EQUITY        $     257,047         $     326,929
                                                                               ==============        ==============



                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                           (Dollars in thousands)
Results of Operations

Revenues                                                     $     124,171        $     125,534        $     156,405
Operating expenses                                                 (84,615)             (96,909)            (120,782)
Depreciation and amortization                                      (15,876)             (25,755)             (32,357)
                                                             --------------       --------------       --------------

                                     OPERATING INCOME               23,680                2,870                3,266

Interest expense                                                    (8,988)             (16,964)             (18,284)
Other income and expense (net)                                      (2,548)               1,054                9,565
                                                             --------------       --------------       --------------

                                    NET INCOME (LOSS)        $      12,144        $     (13,040)       $      (5,453)
                                                             ==============       ==============       ==============

Cash Flows

Cash flows from operating activities                         $      18,146        $       6,070        $      35,378
Cash flows from investing activities                               (24,598)             (57,436)             (74,331)
Cash flows from financing activities                                 4,289               46,450               34,153
                                                             --------------       --------------       --------------

                               NET (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS        $      (2,163)       $      (4,916)       $      (4,800)
                                                             ==============       ==============       ==============



         NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE CABLEVISION L.P. - (continued)


         The following table of the Company's investments, other than Garden State, accounted for under the equity method, reflects ownership percentage as of December 31, 1997, and the carrying amount, including related receivables, as of December 31, 1996 and 1997:



                                                            December 31, 1997
                                                                 Ownership
                                                                 Percentage          1996                 1997
                                                            ------------------  ---------------       ---------------
                                                                                         (Dollars in thousands)
Susquehanna Cable Co. Subsidiaries ("SCC Subs")(Note 9)             30%         $      10,880          $      10,671
The Box Worldwide, Inc. ("Box") (Note 5)                             -                  4,161                      -
Raystay Co. ("Raystay") (Note 5)                                    45%                 6,981                 11,807
Videopole (Note 5)                                                  29%                 9,015                 11,117
MetroNet Communications and GlobeNet ("MetroNet")                   50%                 1,674                  1,086
Hyperion Telecommunications of Harrisburg ("Hyperion")              50%                 1,043                    217
Sneak Prevue, L.L.C. ("Sneak Prevue") (Note 5)                      28%                 3,091                  2,512
Clearview Partners ("Clearview") (Note 5)                           30%                 1,825                  1,825
Cable Adcom ("Adcom")                                               50%                 1,481                  1,533
Philadelphia Interconnect ("Interconnect") (Note 5)                 72%                     -                  3,843
Others                                                                                  1,182                  1,860
                                                                              ---------------         --------------
                                                                                $      41,333          $      46,471
                                                                              ===============         ==============

         The carrying amounts of Garden State, SCC Subs and Raystay at December 31, 1997 include excess purchase accounting adjustments of $14,252,000, $24,732,000 and $12,023,000, respectively. The excess amounts are being written off based on the depreciation and amortization methods and lives of the related tangible and intangible assets. None of the investments in common stock at December 31, 1997 have quoted market prices available.


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

         NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE CABLEVISION L.P. - (continued)

         The following table reflects the Company's share of earnings or losses of Garden State and each of the aforementioned affiliates:


                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                          (Dollars in thousands)
Garden State                                                   $ (8,527)           $  (5,068)           $  (3,340)
SCC Subs                                                         (1,263)              (1,010)                (208)
Box                                                                 132               (2,671)              (1,414)
Raystay                                                            (886)              (1,575)               4,826
Videopole                                                        (2,644)              (7,408)              (7,200)
BCA                                                               1,711                   50                    -
MetroNet                                                            190                  (92)                  81
Hyperion                                                              -                 (734)                (826)
Sneak Prevue                                                          -                 (326)                (426)
Clearview                                                             -                 (100)                   -
Adcom                                                               530                1,070                  851
Interconnect                                                          -                    -                  359
Other                                                                75                   (6)                 (37)
                                                               --------            ---------            ---------
                                                               $(10,682)           $ (17,870)           $  (7,334)
                                                               ========            =========            =========

         CAH, Inc., a subsidiary of the Company, owned a 41.67% general partnership interest in Bay Area Interconnect d/b/a By Cable Advertising ("BCA"), a cable advertising interconnect serving the San Francisco, California, ADI (See Note 5).

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

         The aggregate cost and market values of the securities at December 31, 1996 and 1997 are as follows:

                                                                                      Gross
                                                                 Aggregate          Unrealized            Fair
                                                                   Cost            Gain (Loss)            Value
                                                               --------------    -----------------    --------------
                                                                          (Dollars in thousands)
December 31, 1996

Australis Media Limited convertible debentures                $      33,687      $      (7,952)      $      25,735
Australis Media Limited common stock                                 10,885             (2,505)              8,380
Australis Media Limited discount notes                               41,026                  -              41,026
Other marketable equity securities                                    3,781                908               4,689
                                                              --------------     --------------      --------------

                                                              $      89,379      $      (9,549)      $      79,830
                                                              ==============     ==============      ==============
December 31, 1997

Other marketable equity securities                            $       6,366      $       8,086       $      14,452
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


         At December 31, 1997, the Australis securities were no longer listed on the Australian Stock Exchange and were considered to be worthless. The Company determined that the decline in market value was other than temporary and, accordingly, recognized a loss of $44.6 million, resulting from a write-down of the Australis investment. On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets were liquidated and it has ceased to conduct business.


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


         On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $467 million as of December 31, 1997). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and is expected to last until sometime in the third quarter of 1998.

         NOTE 22 - SEGMENT INFORMATION

         The Company operates primarily in the cable television industry. Certain subsidiaries of the Company operate in other industries which provide promotional, cable advertising traffic and billing services. Information concerning continuing operations by industry segment as of and for each of the three years ended December 31, was as follows:

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)
Year Ended December 31, 1995

Revenues                                                $     232,155          $      22,070         $     254,225
                                                        ==============         ==============        ==============

Operating income (loss)                                 $      44,199          $      (9,359)        $      34,840
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      71,054          $       3,218         $      74,272
                                                        ==============         ==============        ==============

Equity in net income (losses) of
 unconsolidated affiliates                              $     (13,320)         $       2,638         $     (10,682)
                                                        ==============         ==============        ==============


Capital expenditures, including
 acquisitions                                           $      47,658           $       5,324         $      52,982
                                                        ==============         ==============        ==============


Identifiable assets                                     $     740,063           $      91,382         $     831,445
                                                        ==============         ==============        ==============



                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                       (Dollars in thousands)


Year Ended December 31, 1996

Revenues                                                $      354,561          $      27,249         $     381,810
                                                        ==============         ==============        ==============

Operating income (loss)                                 $       70,135          $     (15,543)        $      54,592
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      107,115          $       4,162         $     111,277
                                                        ==============         ==============        ==============


Equity in net (losses) of
 unconsolidated affiliates                              $      (15,161)         $      (2,709)        $     (17,870)
                                                        ==============         ==============        ==============


Capital expenditures, including
 acquisitions                                           $      655,735          $      11,294         $     667,029
                                                        ==============         ==============        ==============


Identifiable assets                                     $    1,116,214          $      84,603         $   1,200,817
                                                        ==============         ==============        ==============




Year Ended December 31, 1997

Revenues                                                $      413,792          $      33,598         $     447,390
                                                        ==============         ==============        ==============

Operating income (loss)                                 $       75,577          $     (12,793)        $      62,784
                                                        ==============         ==============        ==============

Depreciation and amortization                           $      124,973          $       4,966         $     129,939
                                                        ==============         ==============        ==============


Equity in net (losses) of unconsolidated
 affiliates                                             $       (5,922)         $      (1,412)        $      (7,334)
                                                        ==============         ==============        ==============


Capital expenditures, including
 acquisitions                                           $      172,010          $       7,009         $     179,019
                                                        ==============         ==============        ==============


Identifiable assets                                     $    1,173,358          $      43,702        $    1,217,060
                                                        ==============         ==============        ==============


11. The Financial Statements have been amended to include the following Financial Statements of Garden State Cablevision L.P.:



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Garden State Cablevision L.P.:


We have audited the accompanying balance sheet of Garden State Cablevision L.P. (a Delaware Limited Partnership) as of December 31, 1996 and 1997, and the related statements of operations, cash flows and partners' deficit for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden State Cablevision L.P. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    January 28, 1998

                          GARDEN STATE CABLEVISION L.P.


                                  BALANCE SHEET

                             (Dollars in thousands)

                                                                                    December 31,
                                                                                    ------------
                                                                              1996                1997
                                                                         -------------        ------------
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $       4,858        $      5,271
     Accounts receivable, less allowance for doubtful
         accounts of $682 and $629                                               2,683               3,551
     Other current assets                                                          916                 666
                                                                         -------------        ------------

                Total current assets                                             8,457               9,488

PREPAID INTEREST                                                                   117

PROPERTY, PLANT AND EQUIPMENT, net                                              75,920              83,863

DEFERRED CHARGES, net                                                           85,204              55,938
                                                                         -------------        ------------

                                                                         $     169,698        $    149,289
                                                                         =============        ============

                   LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $      15,698        $     14,394
     Accrued interest                                                              500               1,315
     Subscribers' advance payments and deposits                                    947                 875
                                                                         -------------        ------------

                Total current liabilities                                       17,145              16,584

LONG-TERM DEBT                                                                 333,000             324,000

OTHER LIABILITIES                                                                1,562               1,523

DEFERRED MANAGEMENT AND CONSULTING FEES                                            258                 258

PARTNERS' DEFICIT                                                             (182,267)           (193,076)
                                                                         -------------        ------------

                                                                         $     169,698        $    149,289
                                                                         =============        ============




                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.


                             STATEMENT OF OPERATIONS

                             (Dollars in thousands)





                                                                             Year Ended December 31,
                                                                             -----------------------

                                                                   1995               1996               1997
                                                              ------------        ------------        ---------

SERVICE INCOME                                                $     91,771       $   100,756        $   109,126

COSTS AND EXPENSES
     Operating                                                      28,818            31,633             33,117
     Selling, general and administrative                            11,777            11,975             12,785
     Depreciation and amortization                                  46,976            48,524             44,698
                                                              ------------       -----------        -----------

OPERATING INCOME                                                     4,200             8,624             18,526

OTHER EXPENSES
     Management and consulting fees                                  5,590             6,045              6,548
     Interest expense, net of interest income
         of $247, $296 and $404                                     19,166            16,405             22,787
                                                              ------------       -----------        -----------

NET LOSS                                                      $    (20,556)      $   (13,826)       $   (10,809)
                                                              ============       ===========        ===========







                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.

                             STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                               1995         1996           1997
                                                                           ----------    ----------    -----------

OPERATING ACTIVITIES
     Net loss                                                              $  (20,556)   $  (13,826)   $  (10,809)
     Noncash items included in net loss
        Depreciation and amortization                                          46,976        48,524        44,698
        Amortization of prepaid interest                                          295           261           160
        Deferred management and consulting fees                                 2,742           258
        Losses on disposal of property, plant and equipment                       323           118
        (Decrease) increase in other liabilities                                   62           134           (39)
     (Increase) decrease in accounts receivable and other
        current assets                                                           (707)           14          (634)
     (Decrease) increase in current liabilities                                 1,317         4,732          (561)
     Payment of deferred management and consulting fees                                     (14,083)
                                                                           ----------    ----------    ----------


               Net cash provided by operating activities                       30,452        26,132        32,815
                                                                           ----------    ----------    ----------

INVESTING ACTIVITIES
    Capital expenditures                                                      (14,652)      (22,715)      (23,286)
    Additions to deferred charges                                                (142)          (44)          (22)
                                                                           ----------    ----------    ----------

               Net cash used in investing activities                          (14,794)      (22,759)      (23,308)
                                                                           ----------    ----------    ----------

FINANCING ACTIVITIES
    Repayments of debt                                                        (17,000)      (12,000)       (9,000)
    Proceeds from borrowing                                                                 100,000
    Distributions to partners                                                               (88,716)
    Debt acquisition costs                                                         (9)         (796)          (67)
    Prepaid interest                                                                           (262)          (27)
                                                                           ----------    ----------    ----------

               Net cash used in financing activities                          (17,009)       (1,774)       (9,094)
                                                                           ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (1,351)        1,599           413

CASH AND CASH EQUIVALENTS, beginning of year                                    4,610         3,259         4,858
                                                                           ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                                     $    3,259    $    4,858    $    5,271
                                                                           ==========    ==========    ==========



                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.


                         STATEMENT OF PARTNERS' DEFICIT

                             (Dollars in thousands)




                                                         General             Limited
                                                         Partners           Partners              Total
                                                         --------           --------              -----

BALANCE, JANUARY 1, 1995                                $    23,161        $   (82,330)        $   (59,169)

     Net loss                                                  (206)           (20,350)            (20,556)
                                                        -----------        -----------         -----------

BALANCE, DECEMBER 31, 1995                                   22,955           (102,680)            (79,725)

     Distributions to partners                              (17,757)           (70,959)            (88,716)

     Net loss                                                  (138)           (13,688)            (13,826)
                                                        -----------        -----------         -----------

BALANCE, DECEMBER 31, 1996                                    5,060           (187,327)           (182,267)

     Net loss                                                  (108)           (10,701)            (10,809)
                                                        -----------        -----------         -----------

BALANCE, DECEMBER 31, 1997                              $     4,952        $  (198,028)        $  (193,076)
                                                        ===========        ===========         ===========








                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.


                          NOTES TO FINANCIAL STATEMENTS


                                DECEMBER 31, 1997





1. ORGANIZATION AND PARTNERS' INTERESTS

Formation and Business


Garden State Cablevision L.P. (the "Partnership"), a Delaware limited partnership, was formed in 1989, to acquire, own, operate and maintain a cable television system (the "System") servicing Camden, Burlington, Gloucester, Ocean and Salem counties in New Jersey. As of December 31, 1997, the Partnership served more than 208,000 subscribers and passed more than 297,000 homes.

The General Partners of the Partnership are Comcast Garden State, Inc., a wholly owned subsidiary of Comcast Corporation ("Comcast"), and Lenfest Jersey, Inc., an affiliate of Lenfest Communications, Inc. ("Lenfest"). The Limited Partners of the Partnership are AWACS Garden State, Inc., an indirect wholly owned subsidiary of Comcast, and Lenfest Jersey, Inc.


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

Management's Use of Estimates

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

Fair Value of Financial Instruments


The estimated fair value amounts discussed in these notes to financial statements have been determined by the Partnership using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates discussed herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively reevaluated for purposes of these financial statements since such dates.


The Partnership believes that the carrying value of all financial instruments, including the aggregate carrying value of long-term debt, is a reasonable estimate of fair value at December 31, 1996 and 1997. The fair value of long-term debt was estimated using interest rates that would be currently available to the Partnership for debt issuances of similar terms and remaining maturities.

Cash Equivalents

Cash equivalents consist of bank commercial paper that is readily convertible to cash and is recorded at cost, plus accrued interest, which approximates its market value.

Prepaid Interest

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost (see note 4). Depreciation is provided using the straight-line method over estimated useful lives, as follows:

         Distribution plant and equipment               3 to 12 years
         Converters                                     3 to 5 years
         Other                                          3 to 20 years

Improvements that extend asset lives are capitalized; other repair and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in net loss.

Deferred Charges

Deferred charges consist principally of subscriber contracts, franchise operating rights and fees, debt acquisition costs, organization costs and the cost of the acquired business in excess of amounts allocated to specific assets based on their fair values, and are being amortized on a straight-line basis over their legal or estimated useful lives ranging from 8 to 40 years (see note 5).

Valuation of Long-Lived Assets


The Partnership periodically evaluates the recoverability of its long-lived assets, including property, plant and equipment and deferred charges, using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.


Post Retirement Benefits Other Than Pensions

The Partnership accrues the estimated cost of retiree benefits earned during the years the employee provides services. The Partnership continues to fund benefit costs principally as incurred, with the retiree paying a portion of the costs. The Partnership's liability for postretirement benefits is included in other liabilities.

Revenue Recognition


Service income is recognized as service is provided. Credit risk is managed by disconnecting services to customers who are delinquent.


Income Taxes

Income taxes have not been recorded in the accompanying financial statements as they accrue directly to the partners.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to those classifications used in 1997.

3. SUPPLEMENTAL CASH FLOW DISCLOSURE

The Partnership made cash payments for interest of $19.8 million, $17.1 million and $22.5 million in 1995, 1996 and 1997, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                            December 31,
                                                                            ------------
                                                                        1996                1997
                                                                   -------------       -------------

      Distribution plant and equipment                             $     137,224       $     141,954
      Converters                                                          33,402              34,042
      Other                                                               14,834              15,388
                                                                   -------------       -------------

                                                                         185,460             191,384
      Less accumulated depreciation                                     (109,540)           (107,521)
                                                                   -------------       -------------

                                                                   $      75,920       $      83,863
                                                                   =============       =============

5. DEFERRED CHARGES

                                                                            December 31,
                                                                            ------------
                                                                        1996               1997
                                                                   --------------      ------------

      Subscriber contracts                                         $     148,712       $     148,712
      Franchise operating rights and fees                                136,230             136,252
      Other                                                               14,566              14,633
                                                                   -------------       -------------

                                                                         299,508             299,597
      Less accumulated amortization                                     (214,304)           (243,659)
                                                                   -------------       -------------

                                                                   $      85,204       $      55,938
                                                                   =============       =============

6. LONG-TERM DEBT

On December 23, 1996, the Partnership amended its $300 million Credit Agreement (the "1994 Credit Agreement") with various banks to a $360 million facility (the "Amended Credit Agreement"). At that time, the Partnership borrowed additional funds under the Amended Credit Agreement for the purpose of making cash distributions, and the payment of deferred management and consulting fees to its partners. Under the terms of the Amended Credit Agreement, scheduled principal reductions are to commence on March 31, 1999 and extend through June 30, 2005.

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

The level of the preceding applicable margin is based upon the leverage ratio, as defined. The Partnership also pays a commitment fee of 1/4% to 3/8% on the unused principal which is based upon the leverage ratio, as defined. The loan is secured by the ownership interests of the General Partners and the Limited Partners in the assets of the Partnership. As of December 31, 1996 and 1997, all borrowings under the Amended Credit Agreement were subject to the Eurodollar Rate option resulting in weighted average interest rates of 7.10% and 7.15%, respectively.

The Amended Credit Agreement requires 50% of the aggregate principal amount of the loan outstanding to be hedged against interest rate risk for at least two years. The Partnership currently maintains interest rate protection on $170 million of the loan which takes effect when the Base rate or Eurodollar interest rate on the outstanding borrowings exceeds 7%. The total cost of the agreements was capitalized and is being amortized over the two year terms of the agreements.

The Amended Credit Agreement is subject to certain restrictive covenants, with which the Partnership was in compliance as of December 31, 1997.

Based upon the outstanding borrowings as of December 31, 1997, maturities for the four years after 1998 are as follows (dollars in thousands):

                      1999                     $
                      2000                       36,000
                      2001                       45,000
                      2002                       45,000

7. MANAGEMENT AND CONSULTING FEES

In connection with the Amended and Restated Agreement of Limited Partnership and Amended Consulting Agreement, Comcast and Lenfest are each compensated for their services as consultants at a fee equal to 3% of service income. Services include providing the Partnership advice and consultation based on their industry experience, knowledge and trained personnel. Payment of such fees is subordinated to the prior payment of and provision for operating expenses and capital requirements and pursuant to certain financial conditions as defined in the Amended Credit Agreement.

In 1995, 1996 and 1997, the Partnership paid $2.7 million, $19.9 million and $5.6 million of management and consulting fees to the Partners. The payments made in 1996 include the payment of previously deferred management and consulting fees. As of December 31, 1996 and 1997, accounts payable and accrued expenses includes $750,000 and $1.6 million, respectively, of management and consulting fees payable to the Partners.

8. 1992 CABLE ACT

On April 1, 1993, the Federal Communications Commission (the "FCC") adopted regulations under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") governing the rates charged to subscribers for basic service and cable programming service, other than programming offered on a per-channel or per-program basis. The FCC's rate regulations became effective on September 1, 1993.

In June 1996, the FCC adopted an order approving a negotiated settlement of rate complaints pending against the Partnership for cable programming service tiers ("CPSTs"), which provided approximately $1.6 million in refunds, plus interest, being given in the form of bill credits, to approximately 198,000 of the Partnership's cable subscribers. Approximately $1.9 million of bill credits for such refunds, including interest, were issued through December 31, 1996, with the balance of $74,000 issued during 1997. This FCC order resolved the Partnership's cost-of-service cases for CPSTs covering the period September 1993 through December 1, 1995. As part of the negotiated settlement, the Partnership agreed to forego certain inflation and external cost adjustments for systems covered by its cost-of-service filing for CPSTs.

9. RELATED PARTY TRANSACTIONS


The Partnership has entered into agreements whereby affiliates of Lenfest and Comcast provide certain cable television programming to the Partnership at rates that are not more than the Partnership could obtain independently. For the years ended December 31, 1995, 1996 and 1997, the Partnership charged to expense approximately $12.3 million, $14.0 million, and $17.2 million, respectively, under these agreements.


A subsidiary of Comcast provides the Partnership with the use of certain computerized financial systems at a rate that may be more favorable than those available from unrelated parties. The Partnership charged to expense $24,000 in 1995, 1996 and 1997 for such services.

In addition, the Partnership has acquired certain vendor services through cooperative arrangements with affiliates of the Limited Partners. These services include such items as legal services, insurance and association dues. The amounts paid for these services are not more than the rates the Partnership could obtain independently. Payments to affiliates of Lenfest Jersey, Inc. totaled $88,000, $86,000 and $115,000 in 1995, 1996 and 1997, respectively.
Payments to affiliates of AWACS Garden State, Inc. were $234,000, $627,000 and $415,000 in 1995, 1996 and 1997, respectively.

10. CONTINGENCIES


The Partnership is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Partnership.

12. The Financial Statements Schedule is amended and restated in its entirety as follows:










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



                  Pressman Ciocca Smith LLP
                  Hatboro, Pennsylvania
                  March 4, 1998

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1996 and 1997







                     Column A                        Column B            Column C         Column D             Column E
                     --------                        --------            --------         --------             --------
                                                                       Additions
                                                    Balance at         Charged to        Deductions -         Balance
                                                    Beginning          Costs and         Bad Debts            at End
                                                     of Year           Expenses          Written Off          of Year
                                                  ---------------    ---------------    ---------------      ---------------


                                                                     (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1995                  $         775      $       3,512      $       3,347        $         940
                                                   ==============     ==============     ==============       ==============

     Year ended December 31, 1996                  $         940      $       4,674      $       3,629        $       1,985
                                                   ==============     ==============     ==============       ==============

     Year ended December 31, 1997                  $       1,985      $       9,715      $       8,777        $       2,923
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

                                    LENFEST COMMUNICATIONS, INC.


DATE: July 2, 1998                  By:  /s/ Maryann V. Bryla
                                         ----------------------------
                                             Maryann V. Bryla
                                             Treasurer (authorized officer
                                             and Principal Financial Officer)