Form 10-Q/A
period 1998-03-31
LENFEST COMMUNICATIONS INC
filed 1998-07-02
CIK 1000450

                                   FORM 10-Q/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          --- - -- --

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

         This Form 10-Q/A is being filed to amend Part I Items 1 and 2 of the quarterly report on Form 10-Q of Lenfest Communications, Inc. for the quarterly period ended March 31, 1998, which was filed with the Securities and Exchange Commission on May 15, 1998.

1. The following Notes to Condensed Consolidated Financial Statements are amended and restated in their entirety as follows:

                  NOTE 4 - GAIN FROM EXCHANGE OF PARTNERSHIP INTEREST

                  On February 12, 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion Telecommunications of Harrisburg ("HTH") for a warrant to acquire 731,624 shares (the effective number of shares after a stock split) or approximately 2% of Class
                  A common stock of Hyperion Telecommunications, Inc. ("Hyperion"), the other 50% general partner in HTH. No exercise price is payable with the exercise of the warrant. The value of the warrant was estimated to be $11.7 million, based on the initial public offering of the Class A common stock of Hyperion in May 1998. A gain of $11.5 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations and comprehensive income (loss). The stock is included in investments in the accompanying condensed consolidated balance sheet as it was not readily marketable at March 31, 1998. Due to the small percentage of ownership and the Company's inability to exercise influence over Hyperion, the Company has discontinued the usage of the equity method. The Company accounts for this investment in accordance with SFAS 115.


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

2. Management's Discussion and Analysis of Financial Condition and Results of Operations is amended and restated in its entirety as follows:

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

                           The Company has generated increases in revenues and
                  Adjusted EBITDA for the three months ended March 31, 1998 primarily due to increases in monthly revenue per customer generated during 1997 and internal customer growth. As used herein, Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EBITDA are not measures under generally accepted accounting principles.


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

                  In the quarter ended March 31, 1998, the Company changed its treatment of franchise fees. Previously, the franchise fees were treated as an item of revenue and an item of expense. Beginning with the quarter ended March 31, 1998, the Company determined that franchise fees collected would not be included in revenue or as an item of expense since the Company merely acts as a pass through agent in the same way it does for collection and payment of applicable sales taxes. For the period ended March 31, 1998, this had the effect of reducing revenue by $2.0 million. Had the Company used the current methodology in the corresponding 1997 period, the increase in revenue for the quarter ended March 31, 1998 would have been approximately $5.0 million, a 4.8% increase from the corresponding 1997 period.

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

                  Selling, General and Administrative Expense increased $0.3 million, or 1.5%, to $22.7 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs. The increase was primarily due to legal fees incurred in connection with the Australis Media, Ltd. litigation. See "Legal Proceedings" in the Company's Form 10-K, filed March 27, 1998. As a result of the changed treatment of accounting for franchise fees, selling, general and administrative expense for the quarter ended March 31, 1998 was reduced by $2 million, the amount of franchise fees collected and paid in the quarter. Had the Company used the current methodology in the corresponding 1997 period, the increase in selling, general and administrative expense for the quarter ended March 31, 1998 would have been approximately $2.3 million, a 10.4% increase over the corresponding 1997 period.

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

                  Adjusted EBITDA increased 3.7% to $49.8 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin increased to 45.0% in the 1998 period compared to 44.6% for 1997 period. These increases were primarily related to the Company's Core Cable Television Operations.

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

                           The Company has not established a valuation
                  allowance for the net operating losses, because it believes that all of the Company's net operating losses will be utilized before they expire. The Company bases its belief on continued growth in Adjusted EBITDA, slower tax depreciation from the utilization of slower depreciation methods for tax purposes and the expiration of depreciation and amortization from previous acquisitions. Because of these factors, it appears more likely than not that the Company will utilize its net operating losses prior to expiration.


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

                  Adjusted EBITDA increased 3.4% to $52.4 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily attributable to strong internal customer growth of approximately 3.3% and the realization of the full effect of the rate increases implemented during 1997. The Adjusted EBITDA margin was 50.6% in both 1998 and 1997.

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

                  Adjusted EBITDA was $0.7 million for the quarter ended March 31, 1998 compared to $0.1 million for the corresponding 1997 period.

                  Depreciation and Amortization Expense increased by 17.5% to $0.5 million for the quarter ended March 31, 1998 compared to the corresponding 1997 period. The increase was primarily due to the continued deployment of digital advertising insertion equipment used for operations and expansion of sales offices.

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

                           In addition, the Company has in place a $300 million
                  revolving credit facility with a group of banks ("Bank Credit Facility"). As of May 14, 1998, the Company's Bank Credit Facility had no outstanding borrowings. The Bank Credit Facility contains provisions which limit the Company's ability to make certain investments in excess of $50 million in the aggregate and prohibiting the Company from having: (i) a ratio of operating cash flow for the most recently completed financial quarter multiplied by four to senior indebtedness for the quarter ended March 31, 1998 through December 30, 1999 in excess of 5.00:1 and 4.50:1 commencing on December 31, 1999 and thereafter ("Senior Debt Leverage Ratio"); and (ii) a ratio of operating cash flow for the most recently completed financial quarter multiplied by four to total indebtedness in excess of 6.50:1 at March 31, 1998, and declining to 6.00:1 commencing on December 31, 1998 and thereafter ("Total Debt Leverage Ratio"). The Company expects to refinance the Bank Credit Facility in 1998. The Company is prohibited from paying dividends under the Bank Credit Facility. In addition, the Company is limited in the amount of dividends it can pay pursuant to the terms of the Notes.

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

                           The Company has net operating loss carryforwards
                  which it expects to utilize notwithstanding recent and expected near term losses. The net operating losses begin to expire in the year 2001 and will fully expire in 2012. Management bases its expectation on its plans to elect slower tax depreciation methods continuing annual growth in Adjusted EBITDA and interest expense that is primarily at fixed rates, and, therefore, not expected to increase.

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


                            LENFEST COMMUNICATIONS, INC.


DATE: July 2, 1998               By:   /s/ Maryann V. Bryla
                                       --------------------
                                       Maryann V. Bryla
                                       Treasurer (authorized officer and
                                       Principal Financial Officer)