Form 10-Q/A
period 1997-03-31
LENFEST COMMUNICATIONS INC
filed 1998-08-13
CIK 1000450

                                   FORM 10-Q/A

                                AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

         This Form 10-Q/A is being filed to amend Part I Items 1 and 2 of the quarterly report on Form 10-Q of Lenfest Communications, Inc. for the quarterly period ended March 31, 1998, which was filed with the Securities and Exchange Commission on May 15, 1998 and amended on July 2, 1998.

                          LENFEST COMMUNICATIONS, INC.

                                      Index
                                      -----



Part  I.   Financial Information                                                            Page
                                                                                            ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1998
                  (unaudited) and as of December 31, 1997                                     2

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months ended March 31, 1998 (unaudited) and
                  March 31, 1997 (unaudited)                                                  5

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1998 (unaudited) and March 31, 1997 (unaudited)                   6

                  Notes to Condensed Consolidated Financial Statements (unaudited)            8


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      14


                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                       March 31,       December 31,
                                                                         1998              1997
                                                                      ----------       ----------
                                                                      (Unaudited)          (*)
ASSETS

  Cash and cash equivalents                                           $   22,017       $   15,623

  Marketable securities                                                   11,825           14,452

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $2,659 in 1998 and $2,923 in 1997                17,510           23,206

  Inventories                                                              2,242            2,153

  Prepaid expenses                                                         3,278            2,960

  Property and equipment, net of accumulated depreciation
    of $381,128 in 1998 and $359,125 in 1997                             409,677          413,787

  Investments, principally in affiliates, and related receivables         67,262           56,881

  Goodwill, net of amortization of $29,508 in 1998 and
    $28,594 in 1997                                                       72,222           73,136

  Deferred franchise costs, net of amortization of $198,459 in
    1998 and $186,027 in 1997                                            494,601          507,023

  Other intangible assets, net of amortization of $14,400 in 1998
    and $16,668 in 1997                                                   24,333           28,341

  Deferred Federal tax asset, net                                         77,671           74,251

  Net assets of discontinued operations                                      375            2,660

  Other assets                                                             6,355            5,247
                                                                      ----------       ----------

                                                                      $1,209,368       $1,219,720
                                                                      ==========       ==========


(*)  Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)



                                                                                          March 31,         December 31,
                                                                                            1998                1997
                                                                                         -----------        -----------
                                                                                         (Unaudited)            (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                     $ 1,286,145        $ 1,295,306

  Accounts payable and accrued expenses - unrelated parties                                   61,201             50,867

  Accounts payable - affiliate                                                                21,653             26,304

  Customer service prepayments and deposits                                                    7,310              6,984

  Deferred interest                                                                            6,930              7,063

  Deferred state tax liability (net)                                                           9,505              9,580

  Investment in Garden State Cablevision, L.P.                                                77,747             77,880
                                                                                         -----------        -----------
                                                         TOTAL LIABILITIES                 1,470,491          1,473,984

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                          2                  2

  Additional paid-in capital                                                                  50,747             50,747

  Accumulated deficit                                                                       (312,387)          (305,512)

  Accumulated other comprehensive income, arising from
   unrealized net gains on marketable securities, net of
   deferred taxes of $278 in 1998 and $269 in 1997                                               515                499
                                                                                         -----------        -----------
                                                                                            (261,123)          (254,264)
                                                                                         -----------        -----------

                                                                                         $ 1,209,368        $ 1,219,720
                                                                                         ===========        ===========

(*)Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                          1998              1997
                                                                                        --------         --------
REVENUES                                                                               $ 110,665         $107,668

OPERATING EXPENSES
  Service                                                                                 10,779            8,755
  Programming - from affiliate                                                            17,335           15,687
  Programming - other cable                                                                7,584            7,775
  Selling, general and administrative                                                     22,719           22,391
  Direct costs - non-cable                                                                 3,559            5,452
  Depreciation                                                                            22,133           18,611
  Amortization                                                                            14,523           13,514
                                                                                        --------         --------
                                                                                          98,632           92,185
                                                                                        --------         --------

                                                               OPERATING INCOME           12,033           15,483

OTHER INCOME (EXPENSE)
  Interest expense                                                                       (31,499)         (31,917)
  Equity in net income (losses) of unconsolidated
    affiliates                                                                              (814)           1,292
  Gain on exchange of partnership interest                                                11,489                -
  Other income and expense (net)                                                           4,122              510
                                                                                        --------         --------
                                                                                         (16,702)         (30,115)
                                                                                        --------         --------
                                              (LOSS) FROM CONTINUING OPERATIONS
                                                            BEFORE INCOME TAXES           (4,669)         (14,632)


INCOME TAX BENEFIT (NET)                                                                     855            4,271
                                                                                        --------         --------

                                              (LOSS) FROM CONTINUING OPERATIONS           (3,814)         (10,361)

DISCONTINUED OPERATIONS
  Income from discontinued operations of Lenfest MCN, Inc.
    (formerly known as MicroNet, Inc. and affiliates),
    net of income taxes of $371                                                                -              900
                                                                                        --------         --------

                                               (LOSS) BEFORE EXTRAORDINARY LOSS           (3,814)          (9,461)

EXTRAORDINARY LOSS
     Early extinguishment of debt, net of income taxes of $1,645                          (3,061)              -
                                                                                        --------         --------

                                                                     NET (LOSS)           (6,875)          (9,461)

OTHER COMPREHENSIVE INCOME, net of tax
  Unrealized gains on securities:
    Unrealized holding gains arising during the period                                     3,680            9,492
    Less:  reclassification adjustment for gains included
    in net (loss)                                                                         (3,664)             (73)
                                                                                        --------         --------
                                                                                              16            9,419
                                                                                        --------         --------

                                                    COMPREHENSIVE INCOME (LOSS)        $  (6,859)        $    (42)
                                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                          1998               1997
                                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                           $   (6,875)        $   (9,461)
  (Income) from discontinued operations                                                         -               (900)
  Extraordinary loss                                                                        3,061                  -
                                                                                       ----------         ----------
  Loss from continuing operations                                                          (3,814)           (10,361)
  Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                        36,656             32,125
      Accretion of debt discount                                                              438                376
      Accretion of deferred interest                                                         (132)                 -
      Accretion of discount on marketable securities (net)                                      -                (26)
      (Gain) on exchange of partnership interest                                          (11,489)                 -
      Net (gains) on sales of marketable securities                                        (3,664)               (73)
      Deferred income tax (benefit)                                                        (1,855)            (4,271)
      (Gain) on sale of property and equipment                                                (33)               (28)
      Equity in net (income) losses of unconsolidated affiliates                              814             (1,292)
      Minority interest                                                                         -               (282)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                   5,696               (611)
      Inventories                                                                             (89)               497
      Prepaid expenses                                                                       (318)              (995)
      Other assets                                                                         (1,108)            (1,227)
      Accounts payable and accrued expenses:
        Unrelated parties                                                                  10,334             18,273
        Affiliate                                                                          (4,651)              (491)
      Customer service prepayments and deposits                                              (156)              (278)
                                                                                       ----------         ----------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES            26,629             31,336
                                                                                       ----------         ----------


See accompanying notes to condensed consolidated financial statements.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -----------------------------
                                                                                           1998               1997
                                                                                       ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                        $        -         $  (84,500)
  Purchases of property and equipment                                                     (18,023)           (14,508)
  Purchases of marketable securities                                                       (1,078)              (301)
  Proceeds from sales of property and equipment                                                33                 28
  Proceeds from sales of marketable securities                                              7,878                189
  Discontinued operations                                                                   2,285              1,083
  Investments in unconsolidated affiliates                                                      -             (6,592)
  Distributions from unconsolidated affiliates                                                475                 75
  (Increase) in other intangible assets - investing                                          (165)              (747)
  Loans and advances to unconsolidated affiliates                                            (890)              (181)
  Loans and advances from unconsolidated affiliates                                           570              1,966
                                                                                       ----------         ----------

                                                             NET CASH (USED) IN
                                                           INVESTING ACTIVITIES            (8,915)          (103,488)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                       296,386             75,000
  Early extinguishment of debt                                                            (67,375)                 -
  Other debt reduction:
    Notes                                                                                (240,000)           (15,000)
    Obligations under capital leases                                                         (331)              (170)
  (Increase) in other intangible assets - financing                                             -               (252)
                                                                                       ----------         ----------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES           (11,320)            59,578
                                                                                       ----------         ----------

                                                                   NET INCREASE
                                                             (DECREASE) IN CASH             6,394            (12,574)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                15,623             19,162
                                                                                       ----------         ----------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD        $   22,017         $    6,588
                                                                                       ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations
---------------------------------------------------------

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

NOTE 2 - DISCONTINUED OPERATIONS

Effective October 31, 1997, Lenfest MCN, Inc., (formerly MicroNet, Inc.) and Lenfest MCN Delmarva Associates LP (formerly MicroNet Delmarva Associates LP), collectively "MCN", each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was $70.3 million, subject to adjustments. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service businesses. The assets sold were not material to the cable television operations of the Company. The net assets of MCN have been separately classified in the accompanying condensed consolidated balance sheet under the caption "Net assets of discontinued operations" and consist of the following at March 31, 1998 and December 31, 1997:

                                            March 31,            December 31,
                                              1998                  1997
                                         --------------        --------------
                                               (Dollars in thousands)

Accounts receivable                      $          375        $        2,660
                                         ==============        ==============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 2 - DISCONTINUED OPERATIONS, (continued)

Operating results of MCN for the three months ended March 31, 1997, are shown separately in the accompanying consolidated statements of operations and comprehensive income (loss) under the caption "Income from discontinued operations of Lenfest MCN, Inc." and consist of the following:

                                                                                         Three Months Ended
                                                                                           March 31, 1997
                                                                                       ----------------------
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
                                                                                           =============


NOTE 3 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                               ------------------------------------
                                                                                   1998                  1997
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Cash paid during the period for
  Interest                                                                     $       8,703         $       8,346
                                                                               ==============        ==============

  Income taxes                                                                 $           -         $       1,522
                                                                               ==============        ==============

Supplemental Schedule Relating to Acquisitions
                                                                                   1998                  1997
                                                                               --------------        --------------
                                                                                     (Dollars in thousands)
Property and equipment                                                         $           -         $      27,965
Deferred franchise costs                                                                   -                53,797
Goodwill and other intangible assets                                                       -                 2,738
                                                                               --------------        --------------

                                                                               $           -         $      84,500
                                                                               ==============        ==============

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 4 - GAIN FROM EXCHANGE OF PARTNERSHIP INTEREST

On February 12, 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion Telecommunications of Harrisburg ("HTH") for a warrant to acquire 731,624 shares (the effective number of shares after a stock split) or approximately 2% of Class A common stock of Hyperion Telecommunications, Inc. ("Hyperion"), the other 50% general partner in HTH. No exercise price is payable with the exercise of the warrant. The value of the warrant was estimated to be $11.7 million, based on the initial public offering of the Class A common stock of Hyperion in May 1998. The Company believes that this value approximated fair market value of the warrant on February 12, 1998. A gain of $11.5 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations and comprehensive income (loss). The stock is included in investments in the accompanying condensed consolidated balance sheet as it was not readily marketable at March 31, 1998. Due to the small percentage of ownership and the Company's inability to exercise influence over Hyperion, the Company has discontinued the usage of the equity method. The Company accounts for this investment in accordance with SFAS 115.

NOTE 5 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at March 31, 1998 and December 31, 1997 are as follows:

                                Aggregate          Gross
                                  Cost           Unrealized         Fair
                                  Basis             Gain            Value
                               -----------       ----------      -----------
                                            (Dollars in thousands)

March 31, 1998                 $    11,032      $       793      $    11,825
                               ===========      ===========      ===========

December 31, 1997              $    13,684      $       768      $    14,452
                               ===========      ===========      ===========

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 6 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the three months ended March 31, 1998 and 1997, are as follows:

                                                                                    1998                 1997
                                                                               -------------        -------------
                                                                                     (Dollars in thousands)
Results of Operations
Revenues                                                                       $      27,730        $      26,730
Operating expenses                                                                   (11,391)             (11,574)
Management and consulting fees                                                        (1,663)              (1,604)
Depreciation and amortization                                                         (8,725)             (11,481)
                                                                               -------------        -------------

                                                OPERATING INCOME (LOSS)                5,951                2,071

Interest expense                                                                      (5,605)              (5,766)
                                                                               -------------        -------------
                                                      NET INCOME (LOSS)        $         346        $      (3,695)
                                                                               =============        =============


NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at
March 31, 1998 and December 31, 1997:
                                                                                  March 31,           December 31,
                                                                                    1998                  1997
                                                                               -------------        -------------
                                                                                     (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                                       $     687,374        $     687,082
10-1/2% senior subordinated notes due June 15, 2006                                  293,897              293,781
7-5/8% senior notes due February 15, 2008 (a)                                        148,258                    -
8-1/4% senior subordinated notes due February 15, 2008 (b)                           148,159                    -
Bank credit facility                                                                       -              240,000
11.30% senior promissory notes due September 1, 2000                                       -               45,000
11.84% senior promissory notes due May 15, 1998                                        1,470               10,500
9.93% senior promissory notes due September 30, 2001                                       -               11,625
Obligations under capital leases                                                       6,987                7,318
                                                                               -------------        -------------

                                                                               $   1,286,145        $   1,295,306
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

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of $718 million (approximately U.S. $475 million as of March 31, 1998). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and is expected to last until sometime in the third quarter of 1998. As of June 22, 1998, the Plaintiff and other witnesses testifying on his behalf have completed their testimony and cross examination. The Defendants have begun the presentation of their case. While the Company continues to deny all of Mr. Hadid's claims, neither it nor its counsel can predict the outcome of the trial.

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

         The Company has generated increases in revenues and Adjusted EBITDA for the three months ended March 31, 1998 primarily due to increases in monthly revenue per customer generated during 1997 and internal customer growth. As used herein, Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities. Consequently, Adjusted EBITDA and Adjusted EBITDA margin are presented for the convenience of the holders of the Company's public debt securities and industry analysts. Adjusted EBITDA should not be considered as an alternative to net income as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EDITDA are not measures under generally accepted accounting principles.

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

Beginning with the quarter ended March 31, 1998, the Company changed its treatment of franchise fees. Historically, the franchise fees were not separately itemized on the customer's bill, because prior to 1998 the Company used several different billing systems each of which limited the number of lines of text that could be printed on a bill. As a consequence, there was no room for a separate listing of franchise fees included in the total amount due. Such fees were considered part of the monthly charge for basic services and equipment and, therefore, were treated as an item of revenue and an item of expense. The 1992 Cable Act encouraged cable television operators to state separately each charge on a customer's bill and permitted such separately stated charges to be passed through directly to the customers. Effective January 1, 1998, all of the Company's cable television systems were using a new, single billing system in connection with its efforts to consolidate its Core Cable Television Operations. The new billing system permits the printing of increased number of lines of text, and the Company began listing the franchise fee separately. Consequently, beginning with the quarter ended March 31, 1998, the Company determined that franchise fees collected would no longer be included in revenue or as an item of expense since the Company merely collects and remits to the appropriate franchising authorities the franchise fees. The Company believes that its current method of accounting for the franchise fees is consistent with the financial statement presentation utilized in the cable television industry. For the period ended March 31, 1998, the changed treatment of franchise fees had the effect of reducing revenue by $2.0 million. Had the Company used the current methodology in the corresponding 1997 period, the increase in revenue for the quarter ended March 31, 1998 would have been approximately $5.0 million, a 4.8% increase from the corresponding 1997 period.

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

Loss from continuing operations before income tax decreased 68.1% to $4.7 million. The decrease was attributable to a gain of $11.5 million realized on the exchange of a partnership interest.

The Company has not established a valuation allowance for the net operating losses, because it believes that all of the Company's net operating losses will be utilized before they expire. The net operating losses begin to expire in the year 2000 and will fully expire in 2012. The Company believes the net operating losses should start to be used in the year 2000 and should be fully utilized before they expire. The Company believes that commencing in 2000 it will begin generating taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. See Note 18 of the Company's Consolidated Financial Statements included in the Company's Form 10-K dated March 27, 1998, as amended, for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.


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

NON-CABLE INVESTMENTS

Radius Communications
---------------------

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

         The Company has net operating loss carry forwards which it expects to utilize notwithstanding recent losses. The net operating losses begin to expire in the year 2000 and will fully expire in 2012. The Company believes the net operating losses should start to be used in the year 2000 and should be fully utilized before they expire. The Company believes that commencing in 2000 it will begin generating taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. See Note 18 of the Company's Consolidated Financial Statements included in the Company's Form 10-K dated March 27, 1998, as amended, for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

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

         The Company is in the process of identifying the computer systems that will require modification or replacement so that all of the Company's systems will properly utilize dates beyond December 31, 1999. The Company has initiated communications with most of its significant software suppliers to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company has retained a consultant to review it systems, to identify which systems are in need of remediation and to prepare a remediation report. The Company expects to receive the consultant's report and to have identified all systems in need of remediation not later than September 30, 1998. As it identifies systems in need of remediation, the Company will develop and implement appropriate remediation measures. The Company expects to complete the remediation processes for all of its operations not later than the end of the third quarter of 1999. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.


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


                          LENFEST COMMUNICATIONS, INC.


DATE:  August 13, 1998           By:  /s/ Maryann V. Bryla
                                      --------------------
                                      Maryann V. Bryla
                                      Vice President (authorized
                                      officer and Principal Financial Officer)