Form 10-K/A
period 1997-12-31
LENFEST COMMUNICATIONS INC
filed 1998-08-13
CIK 1000450

                                   FORM 10-K/A

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

         This Form 10-K/A is being filed to amend Part I Items 1, 2 and 3, Part II Items 6,7 and 8, Part III Items 10, 11, 12 and 13 and Part IV Item 14 of the annual report on Form 10-K of Lenfest Communications, Inc. for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 27, 1998 and amended on July 2, 1998.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          LENFEST COMMUNICATIONS, INC.

                                TABLE OF CONTENTS



Part I

Item 1.  BUSINESS..............................................................2

Item 2.  DESCRIPTION OF PROPERTY..............................................13

Item 3.  LEGAL PROCEEDINGS....................................................14


Part II

Item 6.  SELECTED FINANCIAL DATA..............................................14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................24


Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................25

Item 11. EXECUTIVE COMPENSATION...............................................27

Item 12. SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................28

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28


Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....30

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

         As of December 31, 1997, the Company's wholly owned and operated cable television systems (the "Core Cable Television Operations") served approximately 991,800 basic customers and passed approximately 1,388,900 homes. At December 31, 1997, the Company also held equity interests in other cable television entities serving approximately 441,300 basic customers, of which approximately 345,980 were in areas contiguous to the Core Cable Television Operations. The Company's attributable portion in such other cable television entities is approximately 183,000 basic customers, giving the Company a combined domestic base of approximately 1,174,800 basic customers.

         The Company's Core Cable Television Operations are located primarily in the suburban areas surrounding Philadelphia (Eastern Pennsylvania, Southern New Jersey and Northern Delaware) in predominantly middle and upper-middle income areas that in recent years have had favorable household growth and income characteristics. Management believes the "clustering" of its cable television systems and the favorable demographics of its service area have contributed to its high operating cash flow growth and margins. From January 1, 1993 through December 31, 1997, the Company's Core Cable Television Operations have experienced an average Adjusted EBITDA margin of 50.3%. (Adjusted EBITDA and Adjusted EBITDA margin are defined in the footnotes to the table under Item 6 "Selected Financial Data").

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

         Mr. Lenfest and LMC Lenfest, Inc. have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors of the Company until January 1, 2002. During such period, vacancies in respect of the directors designated by Mr. Lenfest are to be filled by designees of Mr. Lenfest or in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family ("H.F. (Gerry) Lenfest, Marguerite Lenfest, their issue, and The Lenfest Foundation") and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.


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

--------------------------------------------------------------------------------


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

Unrestricted Cable Television Systems

         In addition to its Core Cable Television Operations, at December 31, 1997, Lenfest held investments in four cable television system entities. Lenfest holds a 50% equity interest in Garden State Cablevision L.P. ("Garden State"); a 30% equity interest in the cable subsidiaries of Susquehanna Cable Co. ("SCC"); a 45% equity interest in Raystay Co. ("Raystay"); and a 30% equity interest in Clearview Partners ("Clearview"). As of December 31, 1997, these entities operated cable television systems serving approximately 441,300 basic customers, of which approximately 345,980 were in areas contiguous to the Core Cable Television Operations. As a result of Lenfest's investment in these companies, the companies participate in Lenfest's programming purchasing relationship with Satellite Services, Inc. See " -- Programming and Equipment Supply."

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

         Raystay owns and operates cable television systems in Pennsylvania. Beginning July 30, 1998, upon a change of control which results in the Company controlling Raystay, the stockholders of Raystay have the right to cause the Company to purchase their shares at the then fair market value of the shares determined without discount for lack of marketability or minority interest, subject to certain conditions. In addition, effective September 30, 2002 either the Company or the other stockholders of Raystay may offer to purchase all of the other's shares of stock. If the recipient of the offer rejects the offer, the recipient is then obligated to purchase all the shares of stock of the other party(ies) on the same terms and conditions as were contained in the initial offer.

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

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. As of December 31, 1997, the Company believes the guarantee under the license agreements was approximately $47.5 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiaries' indemnity. Australis will not make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back-up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and so the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification.


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

         Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to individual households, condominiums, apartment and office complexes through conventional, medium and high-power satellites. DBS providers can offer more than 100 channels to their subscribers. Several major companies are offering or are currently developing nationwide DBS services, including DirecTV, EchoStar Communications Corporation and Primestar (an affiliate of TCI). DBS systems use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service ("DSS") offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment and installation costs and a lack of local programming and service. The FCC and Congress are presently considering proposals to enhance the ability of DBS providers to gain access to additional programming and to authorize DBS carriers to transmit local signals to local markets.

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

         The Company owns or leases real property for signal receptions sites and business offices in many of the communities served by its systems and for its principal operating offices. See "Certain Transactions." On March 21, 1996, Suburban entered into a lease for office space at 200 Cresson Boulevard, Oaks, PA. The Company has moved administrative operations to this single location. The office has approximately 57,000 square feet, which management believes is adequate. In 1997, the Company, through one of its non-cable subsidiaries, purchased land adjacent to its Oaks, PA office location where it expects to build a master head-end facility. Since February 1996, the Company has been leasing a portion of a building located at 4008 North DuPont Highway in New Castle, Delaware for its cable operations. On April 15, 1997, the Company and the landlord amended the lease to include the remainder of the building which contains a total of approximately 80,800 square feet. The Call Center is located in this facility and eventually will utilize the entire building after remodeling is completed and the portion of the building used in the cable operations is relocated to other space. Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.

         H.F. Lenfest is negotiating with Suburban and Radius with respect to the purchase by Suburban and Radius of three office and warehouse facilities from H.F. and Marguerite Lenfest for an aggregate purchase price of $6 million. These facilities currently are leased from H.F. and Marguerite Lenfest. The purchase price was determined as a result of an independent appraisal. If the transaction is finalized, the Company expects closing to take place during 1998.

Item 3.    LEGAL PROCEEDINGS.

         On January 20, 1995, Mr. Albert Hadid filed suit in the Federal Court of Australia, New South Wales District Registry, against Australis see "-- Non-Cable Investments"), the Company and several other entities and individuals including H. F. Lenfest (the "Defendants"), involved in the acquisition of a company of which Mr. Hadid was the controlling shareholder, the assets of which included the right to acquire License B from the Australian government. Mr. Hadid alleged that the Company and Mr. Lenfest breached fiduciary duties that they owed to him and claimed damages of A$220 million. In August 1995, Mr. Hadid amended the suit to include allegations that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and to claim total damages of A$718 million (approximately U.S.$467 million as of December 31, 1997). The Defendants have denied all claims made against them by Mr. Hadid and stated their belief that Mr. Hadid's allegations are without merit. They are defending this action vigorously.

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


---------------------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Statement of Operations Data*             1993            1994           1995             1996             1997
                                       -------------  -------------  -------------   ---------------  ---------------
Revenues                               $ 205,326      $  226,185      $ 254,225      $    381,810      $   447,390
Programming expenses                      44,033          49,267         55,322            82,804           93,088
Selling, general & administrative         46,527          50,269         55,262            82,688          105,470
Technical and other                       20,167          27,269         34,529            50,449           56,109
Depreciation and amortization             62,089          72,813         74,272           111,277          129,939
                                         --------       ---------       --------       -----------      -----------
    Operating income                      32,510          26,567         34,840            54,592           62,784
Interest expense                         (35,090)        (47,749)       (60,909)         (107,201)        (120,788)
Other income and expense (net)           (10,232)         (7,072)         4,245           (90,361)         (42,752)
                                         --------       ---------       --------       -----------      -----------
    Loss from continuing operations
    before income taxes                  (12,812)        (28,254)       (21,824)         (142,970)        (100,756)
Income tax benefit                         2,018          10,174         10,724            14,329           36,179
                                         --------       ---------       --------       -----------      -----------
Loss from continuing operations          (10,794)        (18,080)       (11,100)         (128,641)         (64,577)
Discontinued operations, net of taxes     (1,073)           (819)          (395)              363           33,738
Extraordinary loss, net of taxes             ---             ---         (6,739)           (2,484)             ---
                                         ========       =========       ========       ===========      ===========
    Net loss                           $ (11,867)     $  (18,899)     $ (18,234)     $   (130,762)     $   (30,839)
                                         ========       =========       ========       ===========      ===========

Deficiency of earnings available to    $   5,079      $   18,444      $  19,956      $    130,984      $   104,249
cover fixed charges (a)
Balance Sheet Data* (end of period)
Total assets                           $ 634,938      $  664,555      $ 843,110      $  1,221,788      $ 1,219,720
Total debt                               612,392         626,121        810,725         1,312,863        1,295,306
Stockholders' equity  (deficit)          (56,029)       (49,609)        (45,192)         (233,790)        (254,264)

Core Cable Television Operations  (Restricted Group)
Financial Ratios and Other Data  (b)
Revenues                               $ 197,630      $  212,800      $ 232,155      $    354,561      $   413,792
Adjusted EBITDA  (c) (d) (e)             100,476         105,711        115,261           182,905          205,861
Adjusted EBITDA margin  (f)                 50.8%           49.7%          49.6%             51.6%            49.7%
Cash Flows from:
     Operating activities              $  62,531      $   60,057      $  71,911      $     74,801      $   114,017
     Investing activities               (158,216)        (59,350)       (60,085)         (626,437)         (96,226)
     Financing activities                 91,467           1,392        146,832           403,632          (18,645)
Interest expense                          34,699          47,016         59,966           105,463          120,549
Capital expenditures  (g)                 41,658          42,162         40,168            51,703           87,510
Total debt                               609,159         616,657        807,535         1,309,735        1,293,579
Ratio of total debt to Adjusted EBITDA      6.06x           5.83x          7.01x             7.16x            6.28x
Monthly revenue per average
    basic customer                     $   32.05      $    31.44      $   32.97      $      34.25      $     35.18
Annual Adjusted EBITDA per average
    basic customer                        195.51          187.42         196.40            212.00           210.04
Annual capital expenditures per
    average basic customer  (g)            81.06           74.75          68.44             59.93            89.28



----------
*    Prior year data is restated to reflect continuing operations.

(a) For purposes of computing the deficiency of earnings available to cover fixed charges, earnings represents the sum of income from continuing operations before income taxes for the Company and its subsidiaries plus fixed charges, minority interest in the loss of consolidated subsidiaries, undistributed losses of equity method investments and distributed income of equity method investments; less undistributed income of equity method investments. Fixed charges represent interest paid or accrued on indebtedness of the Company and its subsidiaries, amortization of debt discount and deferred loan charges and one-third (the portion deemed representative of the interest factor) of rents. In 1995, the Company increased its ownership in Garden State Cablevision L.P. to 50% and, therefore, for 1995 and subsequent periods, the equity loss from Garden State Cablevision L.P. has not been added back for purposes of this calculation.

(b) The Core Cable Television Operations (Restricted Group) consists of all of the Company's wholly owned cable television subsidiaries. Financial ratios and other information are presented for the Restricted Group to facilitate the evaluation of the results of operations of those operating entities on which the Company relies to service all of its debt obligations.

(c) Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities. Consequently, Adjusted EBITDA, Adjusted EBITDA margin, ratio of total debt to Adjusted EBITDA and annual Adjusted EBITDA per average basic customer are presented for the convenience of the holders of the Company's public debt securities and industry analysts. Adjusted EBITDA should not be considered by an investor as an alternative to net income (loss), as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EBITDA are not measures under generally accepted accounting principles.

(d) CAH, Inc. became a part of the restricted group in 1996. CAH, Inc. has not been included in the 1993-1995 presentation.

(e) Includes distributions received from unconsolidated and non core cable affiliates for the years ended December 31, 1995, 1996 and 1997 of $1.5 million, $5.7 million and $5.3 million, respectively.

(e) Adjusted EBITDA margin measures Adjusted EBITDA as a percentage of revenues.

(g) Excludes the purchase price of acquisitions consummated during the period.

--------------------------------------------------------------------------------

                                 CAPITALIZATION


         The following table sets forth the consolidated capitalization and cash and cash equivalents of the Company as of December 31, 1997.

                                 (Dollars in thousands)

Cash and Cash Equivalents                                         $    15,623
                                                                  ============

Total Debt

Bank credit facility                                              $   240,000
11.84% Senior Notes                                                    10,500
11.30% Senior Notes                                                    45,000
 9.93% Senior Notes                                                    11,625
 8-3/8% Senior Notes, net of discount                                 687,082
 Obligations under capital leases                                       7,318
10-1/2% Senior Subordinated Notes, net of discount                    293,781
                                                                  ------------
           Total debt                                               1,295,306
                                                                  ------------

Stockholders' equity  (Deficit)
Common stock                                                                2
Additional paid-in capital                                             50,747
Unrealized gain on marketable securities, net                             499
Accumulated deficit                                                 (305,512)
                                                                  ------------
       Total stockholders' equity  (deficit)                        (254,264)
                                                                  ------------
           Total capitalization                                   $ 1,041,042
                                                                  ============


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

         Loss from continuing operations before income tax decreased 29.5% to $100.8 million. The decrease was attributable to a loss associated with the write-down of the Company's investment in Australis. The 1997 write-down of the Company's investment in Australis was $44.6 million compared to an $86.4 million write-down of the investment in the prior year. At December 31, 1997, the Australis securities were no longer listed on Australian Stock Exchange and were considered to be worthless. On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets have been liquidated and it has ceased to conduct business. The Company does not expect this investment to have a material impact on future operations.


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

         Loss from continuing operations before income tax increased 555.1% to $143.0 million. The increase was attributable to a loss associated with the write-down of the Company's investment in Australis. Due to uncertainty the long-term financing of Australis, the Company determined that the decline in market value was other than temporary.


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

         The Company has net operating loss carry forwards which it expects to utilize notwithstanding recent losses. The net operating losses begin to expire in the year 2000 and will fully expire in 2012. The Company believes the net operating losses should start to be used in the year 2000 and should be fully utilized before they expire. The Company believes that commencing in 2000 it will begin generating taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. See Note 18 of the Company's Consolidated Financial Statements for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. At December 31, 1997, the Company believes the guarantee under the license agreements was approximately $47.5 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiaries' indemnity.

         On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets have been liquidated and it has ceased to conduct business. Australis will not make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back-up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and so the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification.

         Capital Expenditures. It is anticipated that during 1998, the Company will spend at least $100 million for capital expenditures of which approximately $90.0 million will be spent for capital expenditures for its Core Cable Television Operations. These capital expenditures will be for the upgrading of certain of its cable television systems, maintenance and other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1998 will depend on numerous factors, many of which are beyond the Company's control. These factors include whether competition in a particular market necessitates a cable television system upgrade and whether a particular cable television system has sufficient capacity to handle new product offerings. The Company, however, anticipates that capital expenditures for years subsequent to 1998 will continue to be significant.

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

         Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's and supporting vendors' computer programs and other electronic equipment have date-sensitive software may recognize "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations.

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

         Brook J. Lenfest has served as a Director of the Company since December 1997 and is Vice President and Director of Operations for StarNet, Inc. He has been an officer of StarNet, Inc. since January 1995. Prior to assuming his current position, he was Vice President-Business Development, Director of Communications and Product Manager for StarNet, Inc. From 1993 to 1994, he was Marketing Manager for the Company's South Jersey Cablevision (now Lenfest Atlantic, Inc.) subsidiary. Prior to 1993 he held various positions at Garden State Cablevision. He is the son of H. F. and Marguerite B. Lenfest and the nephew of Harry F. Brooks.

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

----------
(a) Matching contributions under the Company's 401(k) Plan for the individuals in years noted. The contribution for Mr. Lenfest for the years 1997, 1996 and 1995 were $8,000, $7,500 and $7,500, respectively.

(b) Pursuant to agreements between the Company and a foundation and trusts created by H. F. Lenfest, the foundation and the trusts have purchased split-dollar life insurance policies on H. F. Lenfest's life and on the joint lives of Mr. Lenfest and his wife, Marguerite Lenfest, an officer and director of the Company. Under these agreements, the Company pays the entire premium. The trusts and foundation are the beneficiaries of the insurance policies. However, the Company has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by the Company. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and expenses are realized, the Company, upon the deaths of Mr. and Mrs. Lenfest or the surrender of the policies, will recover all of its insurance premium payments. The premiums paid by the Company in 1997, 1996 and 1995 pursuant to these arrangements were $346,043, $346,043 and $325,471, respectively. The amounts in this column include the present value of such premium payments using an imputed interest rate, such present value calculated based upon Mr. and Mrs. Lenfest's remaining life expectancy, which totaled $247,022, $260,635 and $232,985 in 1997, 1996 and 1995,
     respectively. In addition, in 1995, Mr. Lenfest received $52,733 of additional compensation, of which $50,213 consisted of the payment by the Company of expenses incurred by Mr. Lenfest in connection with personal investments.
--------------------------------------------------------------------------------


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
   group (10 persons)

----------
(a) Such person's address is c/o The Lenfest Group, 200 Cresson Boulevard, Oaks, PA 19456.

(b) Includes 14,862 and 14,862 shares owned by Brook J. Lenfest and H. Chase Lenfest which are held in trusts established by each of them, and 14,862 shares owned by Diane A. Lenfest, respectively, all of whom are children of Mr. Lenfest. See Notes (d) and (g) below.

(c) H. F. Lenfest and LMC Lenfest, Inc. have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors until January 1, 2002. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company. Pursuant to a separate agreement, each of H. F. Lenfest, Brook J. Lenfest, H. Chase Lenfest and Diane A. Lenfest (the "Lenfest Shareholders") have granted to LMC Lenfest, Inc. a right of first refusal with respect to their shares of stock in the Company and LMC Lenfest, Inc. has granted a right of first refusal to the Lenfest Shareholders with respect to its shares of stock in the Company.

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

(h) LMC Lenfest, Inc.'s address is 8101 East Pacific Avenue, Suite 500, Englewood, CO 80111.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is a party to an agreement with Satellite Services, Inc. ("SSI"), an affiliate of TCI, the indirect parent of LMC Lenfest, Inc., a 50% stockholder of the Company and an affiliate of Dr. Malone, a director of the Company, pursuant to which SSI provides certain cable programming to the Company at a rate fixed as a percentage in excess of the rate available to TCI. Management believes that these rates are significantly less than the rates that the Company could obtain independently. For the year ended December 31, 1997, the Company incurred programming expenses under its agreement with SSI of approximately $62.9 million.

         Garden State obtains its cable television programming from SSI through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the year ended December 31, 1997, Garden State obtained approximately $14.7 million of programming through the Company.

         The Company, through StarNet, Inc., sells cross channel tune-in promotional services for cable television to affiliates of TCI. For the year ended December 31, 1997, the Company generated revenues of $1.9 million for such services.

Through October 31, 1997, the Company rented four office and warehouse spaces from H. F. Lenfest and Marguerite Lenfest. Thereafter, the Company rented three. For the year ended December 31, 1997, the Company paid the Lenfests an aggregate of $647,000 under such leases. Rental payments are on terms that are no less favorable than those the Company could obtain from independent parties. H.F. Lenfest is negotiating with Suburban Cable and Radius with respect to the purchase by Suburban Cable and Radius of three facilities from H.F. Lenfest and Marguerite Lenfest for an aggregate purchase price of $6 million. The purchase price was determined as a result of an independent appraisal. If the transaction is finalized, the Company expects closing to take place during 1998.

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

         The Company had agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's Unrestricted Subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the Unrestricted Subsidiaries' indemnity. On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Consequently, it is probable that Australis will not continue to make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back-up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and the Company will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification.

         The Company has agreed to pay the legal expenses of H. F. Lenfest and Marguerite Lenfest related to a pending SEC action against them. H. F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law. The Company has paid $583,713 in legal expenses for H.F. Lenfest and Marguerite Lenfest relating to this matter through December 31, 1997.

         The Company paid the legal expenses of Harry Brooks related to the federal criminal action against him as disclosed in the Company's Report on Form 10-K for the year ended December 31, 1996. The Company also paid Mr. Brooks an amount which enabled him to pay the $25,000 fine levied against him in such action and to pay the costs of his work release and home confinement program. The Company paid $221,550 in legal expenses for Mr. Brooks relating to this matter.

         Dr. Malone, a director of the Company, is a director of The Bank of New York, which is the Trustee under the Indentures for the Company's Senior Notes and Subordinated Notes and a lender under the Bank Credit Facility.

         For the years ended December 31, 1995 and 1996 Cable AdNet Partners, an affiliate of TCI and Dr. Malone, paid Suburban, approximately $2.6 million and $193,000, respectively, for Suburban's share of advertising revenue under a certain advertising agreement.

         In February 1996, the Company completed the exchange of its cable television systems in the East San Francisco Bay Area, a 41.67% partnership interest in Bay Cable Advertising, and the right to acquire a certain other cable television system for TCI's Wilmington, Delaware area cable television system for a net aggregate price of $45.6 million. In connection with this the Company also acquired certain of the assets of Cable AdNet Partners located in the Wilmington, Delaware area for approximately $1.1 million.

         In February 1996, Mr. Lenfest guaranteed the full payment and performance of a credit facility which the Company's unrestricted subsidiary, Lenfest Australia, had put in place to provide for its guarantee of $75.0 million of a $125.0 million Australis short term borrowing. This obligation was terminated in October 1996.

         In January 1995, Mr. Lenfest advanced $10.0 million to the Company in connection with the investment by the Company's subsidiary, Lenfest Jersey, Inc., in Garden State. This loan was repaid in April 1995.

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

            (a)(2) Independent Certified Public Accountants' Report and
                   Financial Statement Schedule.

            The following Independent Certified Public Accountants' Report and Financial Statement Schedule are filed as a part of the report:

                  A. Report of Pressman Ciocca Smith LLP on Schedules
                     (i) Report of Independent Certified Public Accountants on Schedule
                     (ii) Schedule II -- Valuation and Qualifying Accounts
                          Lenfest Communications, Inc. and Subsidiaries

                  B.      Report of Arthur Andersen LLP on Schedules
                     (i) Report of Independent Certified Public Accountants on Schedule
                     (ii) Schedule II -- Valuation and Qualifying Accounts
                          Garden State Cablevision L.P.

            (a)(3)     Exhibits.

            The following Exhibits are furnished as part of this Registration
Statement:

Exhibit
Number            Title or Description

         (a)      Exhibits.

         The following Exhibits are furnished as part of this Report:

   ####1 Purchase Agreement, dated January 30, 1998, between the Company, Salomon Brothers Inc. and NationsBanc Montgomery Securities LLC.

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

 ####10.44        Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

      *21.        Subsidiaries of the Company.

   ####27.        Financial Data Schedule.

----------

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

          (b)   Reports on Form 8-K.

                None.

                          INDEX TO FINANCIAL STATEMENTS






FINANCIAL STATEMENTS

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

Consolidated Balance Sheets, December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3

Consolidated Statements of Operations, Years Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . . .       F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit),
  Years Ended December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-6

Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . . .       F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-9


GARDEN STATE CABLEVISION L.P.

Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-38

Balance Sheets, December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .      F-39

Statements of Operations, Years Ended December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . . . .      F-40

Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997 . . . . . .  . . . . . . . . . . . . . . . .      F-41

Statements of Partners' (Deficit) Capital, Years Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . .      F-42

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-43




FINANCIAL STATEMENTS SCHEDULE

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARES

Report of Independent Certified Public Accountants on Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . .      F-48

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-49


GARDEN STATE CABLEVISION L.P.

Report of Independent Certified Public Accountants on Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . .      F-50

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-51

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



Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 4, 1998 (except as to the sixth
paragraph of Note 12 and the first paragraph and second paragraph of Note 20 as to which the date is June 22, 1998)

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
                                                                                    ==============       ==============



See accompanying notes.
                                                                   (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, (continued)
(Dollars in thousands)


                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1996                 1997
                                                                                    --------------       --------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Notes payable                                                                       $   1,303,200        $   1,287,988

Obligations under capital leases - related party                                            5,186                3,722

Obligations under capital leases - unrelated parties                                        4,477                3,596

Accounts payable and accrued expenses - unrelated parties                                  38,781               50,867

Accounts payable - affiliate                                                               12,855               26,304

Customer service prepayments and deposits                                                   8,614                6,984

Deferred interest                                                                               -                7,063

Deferred state tax liability (net)                                                          9,066                9,580

Investment in Garden State Cablevision L.P.                                                72,454               77,880
                                                                                    --------------       --------------

                                                           TOTAL LIABILITIES            1,454,633            1,473,984

MINORITY INTEREST in equity of consolidated
 subsidiaries                                                                                 945                    -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares
    authorized, issued and outstanding                                                          2                    2

  Additional paid-in capital                                                               50,747               50,747

  Unrealized gain (loss) on marketable securities, net of deferred
    tax liabilities of $317 in 1996 and $269 in 1997                                       (9,866)                 499

  Accumulated deficit                                                                    (274,673)            (305,512)
                                                                                    --------------       --------------
                                                                                         (233,790)            (254,264)
                                                                                    --------------       --------------

                                                                                    $    1,221,788        $   1,219,720
                                                                                    ==============       ==============



See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                ---------------------------------------------
                                                                                     1995             1996            1997
                                                                                -------------     ------------     ----------

REVENUES                                                                        $    254,225     $   381,810     $    447,390

OPERATING EXPENSES
  Service                                                                             15,670          29,299           33,772
  Programming - from affiliate                                                        37,685          57,344           62,892
  Programming - other cable                                                           17,637          25,460           30,196
  Selling, general and administrative                                                 55,262          82,688          105,470
  Direct costs - non-cable                                                            18,859          21,150           22,337
  Depreciation                                                                        49,126          65,712           78,801
  Amortization                                                                        25,146          45,565           51,138
                                                                                ------------     -----------     ------------
                                                                                     219,385         327,218          384,606
                                                                                ------------     -----------     ------------

                                                            OPERATING INCOME          34,840          54,592           62,784

OTHER INCOME (EXPENSE)
  Interest expense                                                                   (60,909)       (107,201)        (120,788)
  Equity in net (losses) of unconsolidated affiliates                                (10,682)        (17,870)          (7,334)
  Recognized (loss) on decline in market value of securities -
   Australis Media Limited                                                                 -         (86,400)         (44,572)
  Other income and expense (net)                                                      14,927          13,909            9,154
                                                                                ------------     -----------     ------------
                                                                                     (56,664)       (197,562)        (163,540)
                                                                                ------------     -----------     ------------
                                           (LOSS) FROM CONTINUING OPERATIONS
                                                         BEFORE INCOME TAXES         (21,824)       (142,970)        (100,756)

INCOME TAX BENEFIT (NET)                                                              10,724          14,329           36,179
                                                                                ------------     -----------     ------------

                                           (LOSS) FROM CONTINUING OPERATIONS         (11,100)       (128,641)         (64,577)

DISCONTINUED OPERATIONS (net of applicable income taxes) Income (loss) from
  discontinued operations of MicroNet, Inc. and affiliates                              (395)            363            1,469
  Gain on sale of assets of MicroNet, Inc. and affiliates                                  -               -           32,269
                                                                                ------------     -----------     ------------
                                                                                        (395)            363           33,738
                                                                                ------------     -----------     ------------

                                            (LOSS) BEFORE EXTRAORDINARY LOSS         (11,495)       (128,278)         (30,839)

EXTRAORDINARY (LOSS)
  Early extinguishment of debt, net of income taxes of
   $3,629 in 1995 and $1,337 in 1996                                                  (6,739)         (2,484)              -
                                                                                ------------     -----------     ------------

                                                                  NET (LOSS)    $    (18,234)    $  (130,762)    $    (30,839)
                                                                                ============     ===========     ============

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)
(Dollars in thousands)


                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      1995              1996              1997
                                                                                  ------------      ------------     -------------
COMMON STOCK
                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $         2      $         2     $          2
                                                                                  ===========      ===========     ============

ADDITIONAL PAID-IN CAPITAL

                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $    50,747      $    50,747     $     50,747
                                                                                  ===========      ===========     ============

ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)

UNREALIZED GAIN (LOSS) ON MARKETABLE
  SECURITIES
    Balance at beginning of year                                                  $    25,319      $    47,970     $     (9,866)
    Net unrealized gain (loss) on marketable securities, net of
     deferred tax liabilities                                                          22,651          (57,836)          10,365
                                                                                  -----------      -----------     ------------
                                                      BALANCE AT END OF YEAR      $    47,970      $    (9,866)    $        499
                                                                                  ===========      ===========     ============

ACCUMULATED DEFICIT
  Balance at beginning of year                                                    $  (125,677)     $  (143,911)    $   (274,673)
  Net (loss)                                                                          (18,234)        (130,762)         (30,839)
                                                                                  -----------      -----------     ------------
                                                      BALANCE AT END OF YEAR      $  (143,911)     $  (274,673)    $   (305,512)
                                                                                  ===========      ===========     ============

                                                         TOTAL STOCKHOLDERS'
                                                            EQUITY (DEFICIT)      $   (45,192)     $  (233,790)    $   (254,264)
                                                                                  ===========      ===========     ============












See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                                                        Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1995              1996             1997
                                                                             ------------     -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                 $   (18,234)    $   (130,762)    $   (30,839)
  (Income) loss from discontinued operations                                         395             (363)         (1,469)
  (Gain) on sale of assets of discontinued operations                                  -                -         (32,269)
  Extraordinary loss                                                               6,739            2,484               -
                                                                             -----------     ------------     -----------
  Loss from continuing operations                                                (11,100)        (128,641)        (64,577)
  Adjustments to reconcile loss from continuing operations
   to net cash provided by operating activities:
    Depreciation and amortization                                                 74,272          111,277         129,939
    Accretion of debt discount                                                       328            1,081           1,788
    Accretion of discount on marketable securities                                     -           (1,026)           (477)
    Net (gains) on sales of marketable securities                                (13,517)            (342)           (468)
    Recognized loss on decline in market value of securities -
     Australis Media Limited                                                           -           86,400          44,572
    (Gain) on disposition of equity investment                                         -           (7,210)         (7,318)
    Deferred income tax (benefit)                                                (10,724)         (15,226)        (21,431)
    Write off of assets upon rebuild of cable systems                                282              846               -
    (Gain) loss on sales of property and equipment                                  (115)            (326)            694
    Equity in net losses of unconsolidated affiliates                             10,682           17,870           7,334
    Loss on other investments                                                         75                -               -
    Minority interests                                                            (1,347)          (2,492)           (945)
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Cash - restricted escrow                                                       3,273                -               -
    Accounts receivable                                                            2,675           (7,100)         (3,321)
    Inventories                                                                    2,260            2,175             604
    Prepaid expenses                                                                 594              278            (596)
    Other assets                                                                    (291)          (3,363)          1,305
    Deferred interest                                                                  -                -           7,063
    Accounts payable and accrued expenses:
      Affiliate                                                                     (433)           5,650          13,449
      Unrelated parties                                                           11,749            6,599          12,086
    Customer service prepayments and deposits                                        (70)             637          (1,630)
                                                                             -----------     ------------     -----------


                                                    NET CASH PROVIDED BY
                                                    OPERATING ACTIVITIES          68,593           67,087         118,071
                                                                             -----------     ------------     -----------








See accompanying notes.                                              (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(Dollars in thousands)




                                                                                       Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                              1995                1996               1997
                                                                         -------------      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                          $           -      $    (604,032)    $     (84,500)
  Acquisition of the minority interest of South Jersey
   Cablevision Associates                                                       (8,838)                 -                 -
  Non cable acquisitions                                                             -             (5,600)                -
  Purchases of property and equipment                                          (44,144)           (57,397)          (94,519)
  Purchases of marketable securities                                            (2,678)              (582)           (3,091)
  Purchases of other investments                                                   (71)                 -                 -
  Proceeds from transfer of cable system                                             -              4,500                 -
  Proceeds from sales of property and equipment                                    192                381             1,091
  Proceeds from sales of marketable securities                                  16,545              1,952            45,223
  Proceeds from sale of assets of discontinued operations                            -                  -            70,250
  Discontinued operations                                                       (1,677)              (255)          (18,558)
  Loans to Australis Media                                                           -            (41,139)                -
  Proceeds from Australis Media note receivable                                 19,240             41,139                 -
  Investments in unconsolidated affiliates                                     (19,492)            (4,183)           (9,346)
  Distributions from unconsolidated affiliates                                   1,826             45,932               775
  (Increase) in other intangible assets - investing                               (306)            (4,539)           (8,876)
  Loans and advances to unconsolidated affiliates                                 (726)              (470)           (4,849)
  Loans and advances from unconsolidated affiliates                              1,110              8,390             3,627
                                                                         -------------      -------------     -------------

                                                   NET CASH (USED IN)
                                                 INVESTING ACTIVITIES          (39,019)          (615,903)         (102,773)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in debt                                                             741,363            942,023           105,000
  Early extinguishment of debt                                                 (91,118)          (448,821)                -
  Other debt reduction:
    Notes                                                                     (515,528)           (80,345)         (122,000)
    Obligations under capital leases                                               (49)              (256)           (1,490)
  (Increase) in other intangible assets - financing                             (4,110)            (9,045)             (347)
                                                                         -------------      -------------     -------------

                                       NET CASH PROVIDED BY (USED IN)
                                                 FINANCING ACTIVITIES          130,558            403,556           (18,837)
                                                                         -------------      -------------     -------------

                                                         NET INCREASE
                                                   (DECREASE) IN CASH          160,132           (145,260)           (3,539)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                               4,290            164,422            19,162
                                                                         -------------      -------------     -------------

                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR    $     164,422      $      19,162     $      15,623
                                                                         =============      =============     =============



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

The prior period financial statements have been restated to reflect the continuing operations of the Company. See Note 2 Discontinued Operations.



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

Deferred Franchise Costs, Goodwill and Other Intangible Assets

Deferred franchise costs, goodwill and other intangible assets acquired in connection with the purchases of cable systems and other companies have been valued at acquisition cost on the basis of the allocation of the purchase price on a fair market value basis to net assets as determined by the projected earnings method which discounts projected earnings over a fifteen year period to a present value. Additions to these assets are stated at cost. Other intangible assets consist of customer lists, debt acquisition costs, organization costs and covenants not to compete. Management has determined in its reasonable judgment and based on its understanding of practices of similarly situated multiple cable system operators that franchises it holds, in the aggregate, comprise the material portion of its intangible assets and, as a result, it has allocated only a minimal value to customer lists. Goodwill represents the cost of acquired cable systems and companies in excess of amounts allocated to specific assets based on their fair market values. Deferred franchise costs are amortized on the straight-line method over the legal franchise lives, generally 10 to 20 years. Other intangible assets are being amortized on the straight-line method over their legal or estimated useful lives, generally ranging from 5 to 10 years. Goodwill is amortized on the straight-line method over 20 to 40 years.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business acquired compared to net book value. Long-lived assets include property and equipment, deferred franchise costs, goodwill and other intangible assets. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation and amortization periods of tangible and intangible assets, including goodwill, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1997, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

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
                                                                         ============       ===========       ===========

NOTE 3 - COMMON STOCK OWNERSHIP AND CONTROL

The 158,896 shares of common stock outstanding at December 31, 1996 and 1997, are 50% owned by members of the Lenfest Family ("H.F. (Gerry) Lenfest, Marguerite Lenfest, their issue and The Lenfest Foundation") and 50% by LMC Lenfest, Inc., an indirect wholly owned subsidiary of Tele-Communications, Inc. ("TCI"). All Lenfest Family members have granted irrevocable proxies to H.F. Lenfest. These proxies expire March 30, 2000. Pursuant to an agreement among H.F. Lenfest, the Lenfest Family and LMC Lenfest, Inc. dated December 18, 1991, and the amended and restated Articles of Incorporation of the Company, Mr. Lenfest has the right to continue as chief executive officer of the Company until January 1, 2002, and has the right to designate a majority of the Board of Directors of the Company until the earlier of January 1, 2002, or Mr. Lenfest's death. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 3 - COMMON STOCK OWNERSHIP AND CONTROL- (continued)

event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

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

On February 29, 1996, the Company acquired four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531,000,000. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consist of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420,000,000 borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The purchase price included the assets of a fifth system, located in Gettysburg, PA, to which the Company did not take title. The Company managed the Gettysburg system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996 by Clearview Partners in connection with the exchange of assets between Clearview Partners (to whom the right to receive the assets from Sammons Communications, Inc. and the right to exchange the assets for other assets of GS Communications, Inc. was contributed by the Company) and GS Communications, as described above.

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

The accompanying consolidated financial statements include the results of operations for these acquisitions since the dates of the acquisitions.

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1995:

                                                                                 1995              1996               1997
                                                                             ------------       ------------      -------------
                                                                                              (Dollars in thousands)

Revenues                                                                     $   382,389       $   418,109       $    447,848
                                                                             -----------       -----------       ------------

Loss from continuing operations                                              $   (46,902)      $  (143,619)      $    (64,683)
                                                                             -----------       -----------       ------------

Net loss                                                                     $   (54,036)      $  (145,740)      $    (30,945)
                                                                             -----------       -----------       ------------

Other

The Company, through its subsidiaries, StarNet, StarNet Interactive Entertainment, Inc. and Suburban Cable TV Co. Inc., owned a total of 7,111,319 shares of Box. The Company used the equity method to account for this investment. On December 16, 1997, Box merged with a subsidiary of TCI Music and the Company's shares of Box were converted into rights to receive 501,290 shares of TCI Music preferred stock. The investment in TCI Music is accounted for as marketable securities. The Company recognized a gain of $7,318,000 on this exchange. The fair value of the securities at December 31, 1997 was approximately $8.6 million.

Effective January 1, 1997, the Company, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with Comcast Philadelphia Interconnect Partner for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of customers of the partners in the designated market area at the beginning of the year. For 1997, the Company's partnership interest was 72%. The partners have equal representation on the Executive Committee and the Company will be the managing partner of the partnership for its first two years. Lenfest Advertising, Inc., d/b/a Radius Communications ("Radius"), a wholly owned subsidiary of the Company, will continue to provide local cable advertising sales and insertion for the Company and sixteen other cable television system operators. The Registrant does not own a majority voting interest and does not have a controlling financial interest in Philadelphia Interconnect. The other partner has equal voting rights in all matters, including the appointment of management and approval of operating and capital budgets. Therefore, consolidation is not appropriate. The Company uses the equity method to account for this investment.

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

NOTE 7 - PROPERTY AND EQUIPMENT

The schedule of property and equipment of continuing operations at December 31, 1996 and 1997 is as follows:

                                                                                                Estimated
                                                                                               Useful Lives
                                                         1996                 1997                in Years
                                                   --------------       --------------       -----------------
                                                                     (Dollars in thousands)

Land                                                   $  2,993             $  4,246                 -
Building and improvements                                25,462               30,779               10-39
Cable distribution systems                              578,874              659,366                5-12
Computer hardware and software                           11,283               25,325                3-5
Office equipment, furniture and
 fixtures                                                 9,726               12,609                 7
Vehicles                                                 12,571               15,758                 5
Other equipment                                          10,580               15,560                5-7
Assets under capital leases                               9,767                9,269                5-15
                                                       --------             --------
                                                        661,256              772,912
Accumulated depreciation                                288,869              359,125
                                                       --------             --------

                                                       $372,387             $413,787
                                                       ========             ========

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

Summarized audited financial information of Garden State, accounted for under the equity method, at December 31, 1996 and 1997, is as follows:

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                       (Dollars in thousands)
Financial Position
Cash and cash equivalents                                                      $       4,858        $       5,271
Accounts receivable, net                                                               2,683                3,551
Other current assets                                                                   1,033                  666
Property and equipment, net                                                           75,920               83,863
Deferred assets, net                                                                  85,204               55,938
                                                                               -------------        -------------

                                                           TOTAL ASSETS        $     169,698        $     149,289
                                                                               =============        =============

Debt                                                                           $     333,000        $     324,000
Liabilities to the Company                                                             3,246                3,579
Accounts payable and accrued expenses                                                 13,674               12,388
Customer prepayments and deposits                                                        947                  875
Other liabilities                                                                      1,098                1,523
Partners' deficit                                                                   (182,267)            (193,076)
                                                                               -------------        -------------

                                          TOTAL LIABILITIES AND DEFICIT        $     169,698        $     149,289
                                                                               =============        =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

                                                                  1995                 1996                 1997
                                                             --------------       --------------       --------------
                                                                              (Dollars in thousands)
Results of Operations

Revenues                                                     $      91,771       $     100,756       $     109,126
Operating expenses                                                 (40,595)            (43,608)            (45,902)
Management and consulting fees                                      (5,590)             (6,045)             (6,548)
Depreciation and amortization                                      (46,976)            (48,524)            (44,698)
                                                             -------------       -------------       -------------

                                OPERATING INCOME LOSS               (1,390)              2,579              11,978

Interest expense                                                   (19,166)            (16,405)            (22,787)
                                                             -------------       -------------       -------------

                                    NET INCOME (LOSS)        $     (20,556)      $     (13,826)      $     (10,809)
                                                             =============       =============       =============

Cash Flows

Cash flows from operating activities                         $      30,452       $      26,132       $      32,815
Cash flows from investing activities                               (14,794)            (22,759)            (23,308)
Cash flows from financing activities                               (17,009)             (1,774)             (9,094)
                                                             -------------       -------------       -------------

                          INCREASE (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS               (1,351)              1,599                 413

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               4,610               3,259               4,858
                                                             -------------       -------------       -------------

                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR        $       3,259       $       4,858       $       5,271
                                                             =============       =============       =============


Summarized financial information of affiliates other than Garden State, accounted for under the equity method, at December 31, 1996 and 1997, is as follows:

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                      (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       5,972        $       6,595
Accounts receivable, net                                                              11,071               16,793
Other current assets                                                                  13,071               31,658
Property and equipment, net                                                          172,864              209,333
Due from related party (not the Company)                                                 533                    -
Deferred tax asset                                                                     8,730                  550
Other assets, net                                                                     44,806               62,000
                                                                               -------------        -------------
                                                           TOTAL ASSETS        $     257,047        $     326,929
                                                                               =============        =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

                                                                                    1996                  1997
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position - (continued)

Liabilities to the Company                                                    $       2,375        $       4,435
Accounts payable and accrued expenses                                                47,202               44,131
Debt                                                                                135,086              136,089
Deferred tax liability                                                               11,943               12,343
Payable to related party (not the Company)                                           67,136               90,991
Other liabilities                                                                     9,195               29,985
Equity (deficit)                                                                    (15,890)               8,955
                                                                              -------------        -------------
                                                      TOTAL LIABILITIES
                                                             AND EQUITY       $     257,047        $     326,929
                                                                              =============        =============



                                                                  1995                1996                 1997
                                                            --------------      ---------------      ---------------
                                                                             (Dollars in thousands)
Results of Operations

Revenues                                                     $     124,171       $     125,534       $     156,405
Operating expenses                                                 (84,615)            (96,909)           (120,782)
Depreciation and amortization                                      (15,876)            (25,755)            (32,357)
                                                             -------------       -------------       -------------

                                     OPERATING INCOME               23,680               2,870               3,266

Interest expense                                                    (8,988)            (16,964)            (18,284)
Other income and expense (net)                                      (2,548)              1,054               9,565
                                                             -------------       -------------       -------------

                                    NET INCOME (LOSS)        $      12,144       $     (13,040)      $      (5,453)
                                                             =============       =============       =============

Cash Flows

Cash flows from operating activities                         $      18,146       $       6,070       $      35,378
Cash flows from investing activities                               (24,598)            (57,436)            (74,331)
Cash flows from financing activities                                 4,289              46,450              34,153
                                                             -------------       -------------       -------------

                               NET (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS        $      (2,163)      $      (4,916)      $      (4,800)
                                                             =============       =============       =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
                 CABLEVISION L.P. - (continued)

The following table of the Company's investments, other than Garden State, accounted for under the equity method, reflects ownership percentages as of December 31, 1997, and the carrying amount, including related receivables, as of December 31, 1996 and 1997:


                                                                        Ownership        December 31,
                                                                       Percentage           1996              1997
                                                                                       ---------------  ---------------
                                                                                            (Dollars in thousands)

Susquehanna Cable Co. Subsidiaries ("SCC Subs")(Note 9)                     30%        $      10,880     $      10,671
The Box Worldwide, Inc. ("Box") (Note 5)                                      -                4,161                 -
Raystay Co. ("Raystay") (Note 5)                                            45%                6,981            11,807
Videopole (Note 5)                                                          29%                9,015            11,117
MetroNet Communications and GlobeNet ("MetroNet")                           50%                1,674             1,086
Hyperion Telecommunications of Harrisburg ("Hyperion")                      50%                1,043               217
Sneak Prevue, L.L.C. ("Sneak Prevue") (Note 5)                              28%                3,091             2,512
Clearview Partners ("Clearview") (Note 5)                                   30%                1,825             1,825
Cable Adcom ("Adcom")                                                       50%                1,481             1,533
Philadelphia Interconnect ("Interconnect") (Note 5)                         72%                    -             3,843
Others                                                                                         1,182             1,860
                                                                                       -------------     -------------

                                                                                       $      41,333     $      46,471
                                                                                       =============     =============

The carrying amounts of Garden State, SCC Subs and Raystay at December 31, 1997 include excess purchase accounting adjustments of $14, 252,000, $24,732,000 and $12,023,000, respectively. The excess amounts are being written off based on the depreciation and amortization methods and lives of the related tangible and intangible assets. None of the investments in common stock at December 31, 1997 have quoted market prices available.

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

NOTE 9 - OTHER INVESTMENTS

Other investments, accounted for under the cost method, are summarized as follows:

                                                                                    1996                  1997
                                                                               -------------         -------------
                                                                                      (Dollars in thousands)

Susquehanna Cable Co., Inc. (a)                                                $      10,359         $      10,359
Other                                                                                     51                    51
                                                                               -------------         -------------

                                                                               $      10,410         $      10,410
                                                                               =============         =============

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 11 - DEFERRED FRANCHISE COSTS AND OTHER INTANGIBLE ASSETS

A schedule of deferred franchise costs and other intangible assets and accumulated amortization of continuing operations at December 31, 1996 and 1997, is as follows:

                                                                                   Accumulated
                                                                   Amount          Amortization            Net
                                                                ------------     -----------------    --------------
                                                                              (Dollars in thousands)
December 31, 1996

Deferred franchise costs                                       $     639,131      $     144,563      $     494,568
                                                               =============      =============      =============

Debt acquisition costs                                         $      12,572      $       3,157      $       9,415
Covenants not to compete                                              12,500              5,867              6,633
Other deferred assets                                                 11,368              2,508              8,860
                                                               -------------      -------------      -------------
                                                               $      36,440      $      11,532      $      24,908
                                                               =============      =============      =============

December 31, 1997
Deferred franchise costs                                       $     693,050      $     186,027      $     507,023
                                                               =============      =============      =============

Debt acquisition costs                                         $      12,589      $       4,735      $       7,854
Covenants not to compete                                              12,500              7,117              5,383
Other deferred assets                                                 19,920              4,816             15,104
                                                               -------------      -------------      -------------
                                                               $      45,009      $      16,668      $      28,341
                                                               =============      =============      =============

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

Although the Company has a 41.5% economic interest in Australis, the securities only represented a 13.6% voting interest. Australian regulations prohibit foreign corporations from owning 20% or more voting interest of an Australian corporation. Since the Company did not have significant influence, this investment was accounted for as marketable securities and not as an investment under the equity method.

The aggregate cost and market values of the securities at December 31, 1996 and 1997 are as follows:

                                                                                      Gross
                                                                 Aggregate          Unrealized            Fair
                                                                   Cost            Gain (Loss)            Value
                                                               ------------      --------------       -----------
                                                                               (Dollars in thousands)
December 31, 1996

Australis Media Limited convertible debentures                $      33,687      $      (7,952)     $      25,735
Australis Media Limited common stock                                 10,885             (2,505)             8,380
Australis Media Limited discount notes                               41,026                  -             41,026
Other marketable equity securities                                    3,781                908              4,689
                                                              -------------      -------------      -------------

                                                              $      89,379      $      (9,549)     $      79,830
                                                              =============      =============      =============
December 31, 1997
Other marketable equity securities                            $      13,684      $         768      $      14,452
                                                              =============      =============      =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 12 - MARKETABLE SECURITIES - (continued)

In December 1993, the Company acquired 11,000,000 shares of the voting stock and 173,000,000 non-voting debentures of Australis for $90,972,000. As of August 12, 1996, the Australis securities held by the Company had a market value of approximately $24.0 million. At that time, Australis announced that a proposed long-term financing would not be completed. Australis has previously commented that if it was unable to obtain financing it would be forced to consider bankruptcy. The Company determined that the decline in market value was other than temporary and, accordingly, the Company recognized a loss of $66.9 million, as of June 30, 1996, resulting from a write-down of the Australis investment from cost in the accompanying consolidated statement of operations. The write-down established a new cost basis in the Australis investment.

In October 1996, Australis received consent from its bondholders to issue $250 million of debt and equity securities contingent upon additional investments from the existing stockholders as part of Australis' plan to ensure its survival. The Company agreed to acquire additional securities to permit the Australis debt offering to proceed. On October 31, 1996, the Company purchased senior subordinated discount notes of Australis Holding Pty Limited, with a face value of $71,339,000, and 71,339 warrants for an aggregate of $40 million. These discount notes and warrants were sold in May 1997, for $41.5 million. In connection with the long-term financing, the Company purchased 43,482,000 shares of voting stock and 49,188,779 non-voting debentures for an aggregate of $40 million. At the time of the transaction, these securities had a fair value of $13.6 million, and the Company recognized a loss of $26.4 million in the accompanying statement of operations.

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

During 1997, Australis continued to have difficulty obtaining adequate funding for its operations and the value of Australis' stock continued to drop. At December 31, 1997, the Australis securities were no longer listed on the Australian Stock Exchange and were considered to be worthless. Based upon Australis' inability to obtain additional financing and the delisting of its stock, the Company determined that the decline in market value was other than temporary and, accordingly, recognized a loss of $44.6 million, resulting from a write-down of the Australis investment. On May 5, 1998, the Trustee for the holders of Australis' bon indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets liquidated and it has ceased to conduct business.

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 13 - NOTES PAYABLE

Notes payable of continuing operations consisted of the following at December 31, 1996 and 1997:

                                                                                         1996                 1997
                                                                                   ---------------      ---------------
                                                                                              (Dollars in thousands)

8-3/8% senior notes due November 1, 2005 (a)                                        $     685,970        $     687,082
10-1/2% senior subordinated notes due June 15, 2006 (b)                                   293,105              293,781
Bank credit facility (c)                                                                  230,000              240,000
11.30% senior promissory notes due September 1, 2000 (d)                                   60,000               45,000
11.84% senior promissory notes due May 15, 1998 (e)                                        21,000               10,500
9.93% senior promissory notes due September 30, 2001 (f)                                   13,125               11,625
                                                                                    -------------        -------------

                                                                                    $   1,303,200        $   1,287,988
                                                                                    =============        =============

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

Maturities of notes payable, excluding the unamortized discount of $19,137,000 are as follows:

                                                    (Dollars in thousands)
         Year Ending December 31,

                   1998                                $       27,450
                   1999                                        43,800
                   2000                                        44,250
                   2001                                        37,875
                   2002                                        63,750
                Thereafter                                  1,090,000
                                                       --------------

                                                       $    1,307,125
                                                       ==============

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 14 - LEASES - (continued)

Future minimum lease payments under all capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1997:

                                                                     Capital              Capital
                                                                     Leases -            Leases -
                                                                    Principal            Unrelated           Operating
                                                                   Stockholder            Parties              Leases
                                                                  -------------        -------------        ------------
                                                                                   (Dollars in thousands)
                  Year Ending December 31,
                            1998                                  $         680        $       1,338        $       3,858
                            1999                                            714                1,338                3,830
                            2000                                            750                  975                3,772
                            2001                                            788                  422                2,603
                            2002                                            826                    1                1,285
                         Thereafter                                       2,562                    -                  834
                                                                  -------------        -------------        -------------

TOTAL MINIMUM LEASE PAYMENTS                                              6,320                4,074        $      16,182
                                                                                                            =============

LESS AMOUNT REPRESENTING
 INTEREST                                                                (2,598)                (478)
                                                                  -------------        -------------

PRESENT VALUE OF MINIMUM
 LEASE PAYMENTS                                                   $       3,722        $       3,596
                                                                  =============        =============

Property and equipment under capitalized leases at December 31, 1996 and 1997, are summarized as follows:

                                                                         1996               1997
                                                                    -------------       -------------
                                                                       (Dollars in thousands)

Buildings - related party                                           $       5,132       $       3,893
Equipment                                                                   4,635               5,376
                                                                    -------------       -------------
                                                                            9,767               9,269
Accumulated depreciation                                                    2,406               3,174
                                                                    -------------       -------------
                                                                    $       7,361       $       6,095
                                                                    =============       =============

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

The provisions for income tax benefit (expense) from continuing operations consist of the following components:

                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                              (Dollars in thousands)
Current
  Federal                                                    $           -       $        (211)      $      15,013
  State                                                                  -                (686)               (265)
                                                             -------------       -------------       -------------
                                                                         -                (897)             14,748
Deferred
  Federal                                                            1,213               3,581              (1,359)
  State                                                              2,994                 769                (514)
  Benefit of operating loss carryforward                             6,420              10,746              23,138
  Decrease in valuation allowance                                       97                 130                 166
                                                             -------------       -------------       -------------
                                                                    10,724              15,226              21,431
                                                             -------------       -------------       -------------

                                                             $      10,724       $      14,329       $      36,179
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

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                             Federal                               State
                                                  -------------------------------      ------------------------------
                                                      1996              1997               1996              1997
                                                  -------------    --------------      -------------    -------------
                                                                        (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                  $       619     $       985       $        186     $       290
  Deferred start-up costs                                  187              27                  -               -
  Net operating loss carryforward                       75,515         102,578                  -               -
  Investments in affiliates, principally
   due to differences in taxable income                  2,704           3,570                  -             280
  Investments and other tax credits                      1,719           1,553                249             249
                                                   -----------     -----------       ------------     -----------
                      Gross Deferred Tax Asset          80,744         108,713                435             819

Deferred Tax Liabilities:
  Property and equipment, principally
   due to differences in depreciation                  (13,818)        (21,246)            (4,246)         (6,414)
  Investments in affiliates, principally
   due to differences in taxable income                      -               -               (881)              -
  Property and equipment and intangible
   assets arising from purchase
   accounting adjustments                              (13,934)        (12,695)            (4,374)         (3,985)
  Unrealized gain on marketable
   securities                                             (317)           (269)                 -               -
                                                   -----------     -----------       ------------     -----------
                  Gross Deferred Tax Liability         (28,069)        (34,210)            (9,501)        (10,399)
                                                   -----------     -----------       ------------     -----------

 Net deferred tax asset (liability)
  before valuation allowance                            52,675          74,503             (9,066)         (9,580)
 Valuation allowance                                      (418)           (252)                 -               -
                                                   -----------     -----------       ------------     -----------
            Net Deferred Tax Asset (Liability)     $    52,257     $    74,251       $     (9,066)    $    (9,580)
                                                   ===========     ===========       ============     ===========

The difference between the income tax benefit (net) and the amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes is as follows:

                                                                  1995                 1996                 1997
                                                            ---------------      ---------------      ---------------
                                                                             (Dollars in thousands)

Federal income tax benefit at statutory rates                $       7,638       $      50,040       $      35,265
Nondeductible amortization of goodwill and
  other intangibles                                                   (949)               (949)               (949)
Nondeductible loss on marketable securities                              -             (30,240)                  -
Net operating losses applied towards
  prior years audit adjustments                                          -              (6,306)                  -
Provision for state income taxes, net of
  Federal income tax benefit                                         1,946                  54                (506)
Other                                                                2,089               1,730               2,369
                                                             -------------       -------------       -------------
                                                             $      10,724       $      14,329       $      36,179
                                                             =============       =============       =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 18 - CORPORATE INCOME TAXES - (continued)

The Company has a net operating loss carryforward of approximately $300,000,000 on a tax reporting basis. The carryforward will begin to expire in 2000, if not utilized. The Company has available an alternative minimum tax credit of $430,000 for indefinite carryover to subsequent years. The Company also has available unused general business tax credits, after reduction required under the Tax Reform Act of 1986, of approximately $1,123,000 for carryover to subsequent years. The operating loss and general business tax credits expire as follows:

                                                                          Tax          Net Operating
                                                                        Credits           Losses
                                                                    --------------    ----------------
                                                                         (Dollars in Thousands)
                          Year Ending December 31,
            -----------------------------------------------------
                                    1998                                $     252     $       -
                                    1999                                      361             -
                                    2000                                      485           1,020
                                    2001                                       5           11,770
                                    2002                                       5           13,138
                                    2003                                       -           19,817
                                    2004                                       5           35,600
                                    2005                                       -           39,076
                                    2006                                      10            4,439
                                    2007                                       -           10,269
                                    2008                                       -              -
                                    2009                                       -           21,397
                                    2010                                       -           23,710
                                    2011                                       -           46,261
                                    2012                                       -           72,521
                                                                        ----------    -----------
                                                                        $    1,123    $   299,018
                                                                        ==========    ===========

The increased operating loss carryforwards scheduled to expire in the years 2011 and 2012 represent significant tax losses incurred in 1996 and 1997 resulting from accelerated depreciation on new acquisitions and increased interest on debt incurred to finance the acquisitions.


The Company has not yet established a valuation allowance for its deferred tax asset arising from its net operating loss carryforward. In assessing the appropriateness of a valuation allowance, the Company considered negative evidence, namely, net operating losses incurred in all years since 1985 (except in 1993) and positive evidence, namely, anticipated increases in taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. In addition, interest expense is expected to remain at its current levels.


In evaluating the above components of positive evidence, the Company believes that it is more likely than not that it will benefit from the net operating loss carryforward and therefore, has not established a valuation allowance for the loss carryforward.

NOTE 19 - OTHER INCOME AND EXPENSE

The schedules of other income and expense from continuing operations for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                         Year Ended December 31,
                                                                           -----------------------------------------------------
                                                                                1995                1996               1997
                                                                           --------------      --------------     --------------
                                                                                          (Dollars in thousands)
(Loss) on disposal of assets upon rebuild of
 cable systems                                                             $        (282)     $        (846)    $           -
Gain (loss) on sales of property and equipment                                       115                326              (694)
Gain on sales of marketable securities                                            13,517                342               468
Gain on disposition of equity investment (See Note 4)                                  -              7,210             7,318
Interest and dividend income                                                       2,051              4,699             1,242
Minority interest in net loss of South Jersey Cablevision                            212                  -                 -
Minority interest in net loss of L-TCI Associates                                  1,135              2,492               945
Litigation settlements                                                            (1,900)                 -              (282)
Miscellaneous income (expense)                                                        79               (314)              157
                                                                           -------------      -------------     -------------

                                                                           $      14,927      $      13,909     $       9,154
                                                                           =============      =============     =============

In December 1995, the Company's subsidiary, LenComm, Inc. d/b/a Bay Cablevision, paid a contractor $1,550,000 under a binding arbitration award in connection with a breach of contract action.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 19 - OTHER INCOME AND EXPENSE - (continued)

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

NOTE 22 - SEGMENT INFORMATION

The Company operates primarily in the cable television industry. Certain subsidiaries of the Company operate in other industries which provide promotional, cable advertising traffic and billing services. Information concerning continuing operations by industry segment as of and for each of the three years ended December 31, was as follows:

                                                            Cable                  Other                  Total
                                                       ---------------        ---------------        ---------------
                                                                            (Dollars in thousands)
Year Ended December 31, 1995

Revenues                                                $     232,155         $      22,070        $     254,225
                                                        =============         =============        =============

Operating income (loss)                                 $      44,199         $      (9,359)       $      34,840
                                                        =============         =============        =============

Depreciation and amortization                           $      71,054         $       3,218        $      74,272
                                                        =============         =============        =============

Equity in net income (losses)
  unconsolidated affiliates                             $     (13,320)        $       2,638        $    (10,682)
                                                        =============         =============        =============

Capital expenditures, including
 acquisitions                                           $      47,658         $       5,324        $      52,982
                                                        =============         =============        =============

Identifiable assets                                     $     740,063         $      91,382        $     831,445
                                                        =============         =============        =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)

NOTE 22 - SEGMENT INFORMATION - (continued)

                                                            Cable                  Other               Total
                                                       ---------------        ---------------      -------------
                                                                           (Dollars in thousands)

Year Ended December 31, 1996

Revenues                                                $     354,561         $      27,249        $     381,810
                                                        =============         =============        =============

Operating income (loss)                                 $      70,135         $     (15,543)       $      54,592
                                                        =============         =============        =============

Depreciation and amortization                           $     107,115         $       4,162        $     111,277
                                                        =============         =============        =============

Equity in net (losses) of unconsolidated
  affiliates                                            $     (15,161)        $      (2,709)       $     (17,870)
                                                        =============         =============        =============

Capital expenditures, including
 acquisitions                                           $     655,735         $      11,294        $     667,029
                                                        =============         =============        =============

Identifiable assets                                     $   1,116,214         $      84,603        $   1,200,817
                                                        =============         =============        =============

Year Ended December 31, 1997

Revenues                                                $     413,792         $      33,598        $     447,390
                                                        =============         =============        =============

Operating income (loss)                                 $      75,577         $     (12,793)       $      62,784
                                                        =============         =============        =============

Depreciation and amortization                           $     124,973         $       4,966        $     129,939
                                                        =============         =============        =============

Equity in net (losses) of unconsolidated
  affiliates                                            $      (5,922)        $      (1,412)       $      (7,334)
                                                        =============         =============        =============

Capital expenditures, including
 acquisitions                                           $     172,010         $       7,009        $     179,019
                                                        =============         =============        =============

Identifiable assets                                     $   1,173,358         $      43,702        $   1,217,060
                                                        =============         =============        =============


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

The estimated fair values of the Company's financial instruments as of December 31, 1997 are as follows:

                                                                       Carrying              Fair
                                                                        Amount               Value
                                                                    ---------------     ---------------
                                                                          (Dollars in thousands)
Balance Sheet Financial Instruments

Cash and cash equivalents                                           $        15,623     $        15,623
Marketable securities                                                        14,452              14,452
Long-term debt                                                           (1,287,988)         (1,371,625)
Deposits on converters                                                       (3,878)             (3,878)


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

NOTE 25 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of continuing operations consist of the following as of December 31:

                                                                         1996               1997
                                                                   ---------------     ---------------
                                                                           (Dollars in thousands)

Accounts payable - unrelated parties                                $       8,930      $      11,619
Accounts payable - affiliate                                               12,855             26,304
Accrued copyright fees                                                      1,460              1,318
Accrued franchise fees                                                      7,011              7,898
Accrued interest                                                           13,995             14,101
Accrued payroll and fringe benefits                                         1,680              2,407
Accrued rate refund liability                                                   -              1,625
Accrued sales taxes                                                           553                424
Accrued other                                                               5,152             11,475
                                                                    -------------      -------------

                                                                    $      51,636      $      77,171
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


                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    January 28, 1998

                          GARDEN STATE CABLEVISION L.P.


                                  BALANCE SHEET

                             (Dollars in thousands)

                                                                                      December 31,
                                                                         ----------------------------------

                                                                              1996                1997
                                                                         ---------------     --------------
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $      4,858        $      5,271
     Accounts receivable, less allowance for doubtful
         accounts of $682 and $629                                               2,683               3,551
     Other current assets                                                          916                 666
                                                                         -------------       -------------

                Total current assets                                             8,457               9,488

PREPAID INTEREST                                                                   117

PROPERTY, PLANT AND EQUIPMENT, net                                              75,920              83,863

DEFERRED CHARGES, net                                                           85,204              55,938
                                                                         -------------       -------------

                                                                          $    169,698        $    149,289
                                                                          ============        ============

                   LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                $     15,698        $     14,394
     Accrued interest                                                              500               1,315
     Subscribers' advance payments and deposits                                    947                 875
                                                                         -------------       -------------

                Total current liabilities                                       17,145              16,584

LONG-TERM DEBT                                                                 333,000             324,000

OTHER LIABILITIES                                                                1,562               1,523

DEFERRED MANAGEMENT AND CONSULTING FEES                                            258                 258

PARTNERS' DEFICIT                                                             (182,267)           (193,076)
                                                                         -------------       -------------

                                                                          $    169,698        $    149,289
                                                                          ============        ============




                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.


                             STATEMENT OF OPERATIONS

                             (Dollars in thousands)





                                                                             Year Ended December 31,
                                                              -------------------------------------------------
                                                                   1995              1996               1997
                                                              ------------      ------------       ------------

SERVICE INCOME                                                $     91,771       $   100,756        $   109,126

COSTS AND EXPENSES
     Direct costs and amortization                                  19,959            22,273             23,080
     Technical and other                                            10,038            10,761             11,549
     Selling, general and administrative                            10,598            10,574             11,273
     Management and consulting fees                                  5,590             6,045              6,548
     Depreciation and amortization                                  46,976            48,524             44,698
                                                              ------------      ------------       ------------

OPERATING INCOME (LOSS)                                             (1,390)            2,579             11,978

INTEREST EXPENSE
     Net of interest income
         of $247, $296 and $404                                     19,166            16,405             22,787
                                                              ------------      ------------       ------------

NET LOSS                                                      $    (20,556)      $   (13,826)       $   (10,809)
                                                              ============       ===========        ===========







                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.

                             STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                                                    Year Ended December 31,
                                                                           -------------------------------------
                                                                               1995          1996          1997
                                                                           ----------    ----------    ---------

OPERATING ACTIVITIES
     Net loss                                                              $  (20,556)   $  (13,826)   $  (10,809)
     Noncash items included in net loss
        Depreciation and amortization                                          46,976        48,524        44,698
        Amortization of prepaid interest                                          295           261           160
        Deferred management and consulting fees                                 2,742           258
        Losses on disposal of property, plant and equipment                       323           118
        (Decrease) increase in other liabilities                                   62           134           (39)
     (Increase) decrease in accounts receivable and other
        current assets                                                           (707)           14          (634)
     (Decrease) increase in current liabilities                                 1,317         4,732          (561)
     Payment of deferred management and consulting fees                                     (14,083)
                                                                           ----------    ----------    ----------


               Net cash provided by operating activities                       30,452        26,132        32,815
                                                                           ----------    ----------    ----------

INVESTING ACTIVITIES
    Capital expenditures                                                      (14,652)      (22,715)      (23,286)
    Additions to deferred charges                                                (142)          (44)          (22)
                                                                           ----------    ----------    ----------

               Net cash used in investing activities                          (14,794)      (22,759)      (23,308)
                                                                           ----------    ----------    ----------

FINANCING ACTIVITIES
    Repayments of debt                                                        (17,000)      (12,000)       (9,000)
    Proceeds from borrowing                                                                 100,000
    Distributions to partners                                                               (88,716)
    Debt acquisition costs                                                         (9)         (796)          (67)
    Prepaid interest                                                                           (262)          (27)
                                                                           ----------    ----------    ----------

               Net cash used in financing activities                          (17,009)       (1,774)       (9,094)
                                                                           ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (1,351)        1,599           413

CASH AND CASH EQUIVALENTS, beginning of year                                    4,610         3,259         4,858
                                                                           ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                                     $    3,259    $    4,858    $    5,271
                                                                           ==========    ==========    ==========



                       See notes to financial statements.

                          GARDEN STATE CABLEVISION L.P.


                         STATEMENT OF PARTNERS' DEFICIT

                             (Dollars in thousands)




                                                          General            Limited
                                                         Partners           Partners              Total
                                                         --------           --------              -----

BALANCE, JANUARY 1, 1995                            $        23,161    $       (82,330)    $       (59,169)

     Net loss                                                  (206)           (20,350)            (20,556)
                                                    ---------------    ---------------     ---------------

BALANCE, DECEMBER 31, 1995                                   22,955           (102,680)            (79,725)

     Distributions to partners                              (17,757)           (70,959)            (88,716)

     Net loss                                                  (138)           (13,688)            (13,826)
                                                    ---------------    ---------------     ---------------

BALANCE, DECEMBER 31, 1996                                    5,060           (187,327)           (182,267)

     Net loss                                                  (108)           (10,701)            (10,809)
                                                    ---------------    ---------------     ---------------

BALANCE, DECEMBER 31, 1997                          $         4,952    $      (198,028)    $      (193,076)
                                                    ===============    ===============     ===============








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

Deferred Charges

Deferred charges consist principally of subscriber lists, franchise operating rights and fees, debt acquisition costs, organization costs and the cost of the acquired business in excess of amounts allocated to specific assets based on their fair values, and are being amortized on a straight-line basis over their legal or estimated useful lives, as follows:

           Subscriber Lists                               5 to 8.5  years
           Franchise Operating Rights and Fees            10 to 12 years
           Other Deferred Charges                         8 to 40 years

Valuation of Long-Lived Assets

The Company evaluates on a quarterly basis whether events or circumstances have occurred that indicate the remaining useful lives of its long-lived assets should be revised or that the remaining balance of such assets may not be recoverable using objective methodologies. Such methodologies include evaluations based on the undiscounted cash flows generated by the underlying assets or other determinants of fair value. The Company also evaluates depreciation and amortization periods of tangible and intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

Post Retirement Benefits Other Than Pensions

The Partnership accrues the estimated cost of retiree benefits earned during the years the employee provides services. The Partnership continues to fund benefit costs principally as incurred, with the retiree paying a portion of the costs. The Partnership's liability for postretirement benefits is included in other liabilities.

         1. Revenue Recognition

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

4. PROPERTY, PLANT AND EQUIPMENT

                                                                            December 31,
                                                                   ---------------------------------
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
                                                                   =============       =============

5. DEFERRED CHARGES

                                                                            December 31,
                                                                   ------------------------------------
                                                                        1996                 1997
                                                                   -------------       ----------------


      Subscriber contracts                                         $      148,712        $      148,712
      Franchise operating rights and fees                                 136,230               136,252
      Other                                                                14,566                14,633
                                                                   --------------        --------------

                                                                          299,508               299,597
      Less accumulated amortization                                      (214,304)             (243,659)
                                                                   --------------        --------------

                                                                   $       85,204        $       55,938
                                                                   ==============        ==============

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

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries



We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997, and have issued our report thereon dated March 4, 1998 (except as to the sixth paragraph of Note 12 and the first paragraph and second paragraph of Note 20 as to which the date is June 22, 1998), which is included in the December 31, 1997, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule
II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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



Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 4, 1998

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1996 and 1997






                     Column A                        Column B            Column C         Column D             Column E
                                                                        Additions
                                                    Balance at         Charged to       Deductions -            Balance
                                                    Beginning           Costs and         Bad Debts              at End
                                                     of Year            Expenses         Written Off             of Year
                                                  ---------------    ---------------    ---------------      ---------------

                                                                         (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1995                  $         775      $       3,512      $       3,347        $         940
                                                   =============       ============      =============        =============

     Year ended December 31, 1996                  $         940      $       4,674      $       3,629        $       1,985
                                                   =============      =============      =============        =============

     Year ended December 31, 1997                  $       1,985      $       9,715      $       8,777        $       2,923
                                                   =============      =============      =============        =============


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Garden State Cablevision L.P.:

We have audited in accordance with generally accepted auditing standards, the financial statements for Garden State Cablevision L.P. and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   January 28, 1998




                                                                       Additions
                                                    Balance at         Charged to       Deductions -            Balance
                                                    Beginning          Costs and        Bad Debts               at End
                                                     of Year           Expenses         Written Off             of Year
                                                  ---------------    ---------------    ---------------      ---------------

                                                                     (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1995                  $         642      $         658      $         691        $         609
                                                   =============      =============      =============        =============


     Year ended December 31, 1996                  $         609      $         733      $         660        $         682
                                                   =============      =============      =============        =============

     Year ended December 31, 1997                  $         682      $         812      $         865        $         629
                                                   =============      =============      =============        =============



                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LENFEST COMMUNICATIONS, INC.


DATE:  August 13, 1998                   By:   /s/ Maryann V. Bryla
                                               --------------------------------
                                               Maryann V. Bryla
                                               Treasurer (authorized officer
                                               and Principal Financial Officer)

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]