Form 10-Q
period 1998-06-30
LENFEST COMMUNICATIONS INC
filed 1998-08-14
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 1998: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index


Part  I.   Financial Information                                                                  Page
                                                                                                  ----
         Item 1.  Financial Statements

                  Report on Review by Independent Certified Public
                  Accountants                                                                       2

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and as of December 31, 1997                                           3

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months and six months ended June 30, 1998 (unaudited) and
                  June 30, 1997 (unaudited)                                                         5

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1998 (unaudited) and June 30, 1997 (unaudited)                           6

                  Notes to Condensed Consolidated Financial Statements (unaudited)                  8

                  Statement by Management Concerning Review of Interim Financial
                  Information by Independent Certified Public Accountants                          14

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            15


Part  II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations and comprehensive income (loss) for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
August 4, 1998

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             June 30,             December 31,
                                                                               1998                   1997
                                                                            ----------             ----------
                                                                            (Unaudited)                (*)
ASSETS
Cash and cash equivalents                                                   $    9,359             $   15,623

Marketable securities                                                           21,227                 14,452

Accounts receivable, trade and other, less allowance for
  doubtful accounts of $3,035 in 1998 and $2,923 in 1997                        22,048                 23,206

Inventories                                                                      1,828                  2,153

Prepaid expenses                                                                 2,449                  2,960

Property and equipment, net of accumulated depreciation
 of $398,619 in 1998 and $359,125 in 1997                                      411,932                413,787

Investments, principally in affiliates, and related receivables                 54,633                 56,881

Goodwill, net of amortization of $30,513 in 1998 and
 $28,594 in 1997                                                                71,217                 73,136

Deferred franchise costs, net of amortization of $208,538 in
 1998 and $186,027 in 1997                                                     484,555                507,023

Other intangible assets, net of amortization of $15,111 in 1998
 and $16,668 in 1997                                                            23,618                 28,341

Deferred Federal tax asset, net                                                 80,332                 74,251

Net assets of discontinued operations                                              375                  2,660

Other assets                                                                     5,788                  5,247
                                                                            ----------             ----------


                                                                            $1,189,361             $1,219,720
                                                                            ==========             ==========


(*)  Condensed from audited financial statements.



See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)

                                                                                     June 30,               December 31,
                                                                                       1998                     1997
                                                                                   -----------              -----------
                                                                                    (Unaudited)                  (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                               $ 1,284,835              $ 1,295,306

  Accounts payable and accrued expenses - unrelated parties                             52,080                   50,867

  Accounts payable - affiliate                                                          28,803                   26,304

  Customer service prepayments and deposits                                              6,897                    6,984

  Deferred interest                                                                      6,797                    7,063

  Deferred state tax liability (net)                                                     9,405                    9,580

  Investment in Garden State Cablevision, L.P.                                          75,825                   77,880
                                                                                   -----------              -----------

                                                              TOTAL LIABILITIES      1,464,642                1,473,984


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                    2                        2

  Additional paid-in capital                                                            50,747                   50,747

  Accumulated deficit                                                                 (324,421)                (305,512)

  Accumulated other comprehensive income (loss) arising from unrealized net gains (losses) on marketable securities,
   net of deferred taxes of $97 in 1998 and $269 in 1997                                (1,609)                     499
                                                                                   -----------              -----------
                                                                                      (275,281)                (254,264)
                                                                                   -----------              -----------


                                                                                   $ 1,189,361              $ 1,219,720
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                                --------------------------        --------------------------
                                                                   1998             1997             1998             1997
                                                                ---------        ---------        ---------        ---------
REVENUES                                                        $ 117,326        $ 112,117        $ 227,991        $ 219,785

OPERATING EXPENSES
  Service                                                          12,132            9,151           22,911           17,906
  Programming - from affiliate                                     17,373           15,594           34,708           31,281
  Programming - other cable                                         7,973            8,277           15,557           16,052
  Selling, general and administrative                              26,733           25,330           49,452           47,720
  Direct costs - non-cable                                          4,962            5,112            8,521           10,565
  Depreciation                                                     20,316           19,486           42,449           38,118
  Amortization                                                     11,509           12,435           26,032           25,949
                                                                ---------        ---------        ---------        ---------
                                                                  100,998           95,385          199,630          187,591
                                                                ---------        ---------        ---------        ---------

                                         OPERATING INCOME          16,328           16,732           28,361           32,194

OTHER INCOME (EXPENSE)
  Interest expense                                                (29,312)         (29,000)         (60,811)         (60,864)
  Equity in net income (losses) of unconsolidated
    affiliates                                                        774           (2,110)             (40)            (818)
  Gain on disposition of partnership interest                        --               --             11,489             --
  Other income and expense (net)                                   (2,424)             848            1,698            1,358
                                                                ---------        ---------        ---------        ---------
                                                                  (30,962)         (30,262)         (47,664)         (60,324)
                                                                ---------        ---------        ---------        ---------

                        (LOSS) FROM CONTINUING OPERATIONS
                                      BEFORE INCOME TAXES         (14,634)         (13,530)         (19,303)         (28,130)

INCOME TAX BENEFIT (NET)                                            2,600            3,860            3,455            8,126
                                                                ---------        ---------        ---------        ---------

                        (LOSS) FROM CONTINUING OPERATIONS         (12,034)          (9,670)         (15,848)         (20,004)

DISCONTINUED OPERATIONS                                              --                397             --              1,270
                                                                ---------        ---------        ---------        ---------

                         (LOSS) BEFORE EXTRAORDINARY LOSS         (12,034)          (9,273)         (15,848)         (18,734)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of applicable
    income taxes of $1,645                                           --               --             (3,061)            --
                                                                ---------        ---------        ---------        ---------

                                               NET (LOSS)         (12,034)          (9,273)         (18,909)         (18,734)

OTHER COMPREHENSIVE INCOME, net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     the period                                                    (2,124)         (10,531)             274           (1,065)
    Less:  reclassification adjustment for (gains)
     losses included in net loss                                     --                 80           (2,382)              33
                                                                ---------        ---------        ---------        ---------
                                                                   (2,124)         (10,451)          (2,108)          (1,032)
                                                                ---------        ---------        ---------        ---------

                              COMPREHENSIVE INCOME (LOSS)       $ (14,158)       $ (19,724)       $ (21,017)       $ (19,766)
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                        ----------------------------
                                                                                          1998                1997
                                                                                        --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                              $(18,909)           $(18,734)
(Income) from discontinued operations                                                       --                (1,270)
Extraordinary loss                                                                         3,061                --
                                                                                        --------            --------
Loss from continuing operations                                                          (15,848)            (20,004)
Adjustments to reconcile net (loss) to net cash provided
  by operating activities
    Depreciation and amortization                                                         68,481              64,067
    Accretion of debt discount                                                               917                 999
    Accretion of deferred interest                                                          (266)               --
    Accretion of discount on marketable securities (net)                                    --                  (477)
    Net (gains) losses on sales of marketable securities                                  (3,664)                 50
    (Gain) on disposition of partnership interest                                        (11,489)               --
    Deferred income tax (benefit)                                                         (4,455)             (8,200)
    Net (gains) losses on sale/disposal of property and equipment                          2,414                (107)
    Equity in net losses of unconsolidated affiliates                                         40                 818
    Minority interest                                                                       --                  (564)
Changes in operating assets and liabilities, net of effects
  from acquisitions
    Accounts receivable                                                                    1,158              (4,640)
    Inventories                                                                              325                 (14)
    Prepaid expenses                                                                         511              (1,066)
    Other assets                                                                            (541)              2,766
    Accounts payable and accrued expenses:
      Unrelated parties                                                                    1,213               6,182
      Affiliate                                                                            2,499                 (93)
    Customer service prepayments and deposits                                                (87)               (494)
                                                                                        --------            --------

                                                         NET CASH PROVIDED BY
                                                         OPERATING ACTIVITIES             41,208              39,223
                                                                                        --------            --------


See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                             1998                 1997
                                                                                          ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                           $    --              $ (84,500)
  Purchases of property and equipment                                                       (43,041)             (50,630)
  Purchases of marketable securities                                                         (1,078)                (553)
  Proceeds from sales of property and equipment                                                  33                  107
  Proceeds from sales of marketable securities                                                7,878               41,813
  Discontinued operations                                                                     2,285                1,761
  Investments in unconsolidated affiliates                                                     (282)              (6,592)
  Distributions from unconsolidated affiliates                                                  675                   75
  (Increase) in other intangible assets - investing                                            (369)              (1,313)
  Loans and advances to unconsolidated affiliates                                            (1,170)                (698)
  Loans and advances from unconsolidated affiliates                                             705                2,980
                                                                                          ---------            ---------

                                                             NET CASH (USED IN)
                                                           INVESTING ACTIVITIES             (34,364)             (97,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                         296,386              105,000
  Early extinguishment of debt                                                              (67,375)                --
  Other debt reduction:
    Notes                                                                                  (241,470)             (60,500)
    Obligations under capital leases                                                           (649)                (675)
    (Increase) in other intangible assets - financing                                          --                   (347)
                                                                                          ---------            ---------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES             (13,108)              43,478
                                                                                          ---------            ---------

                                                         NET (DECREASE) IN CASH              (6,264)             (14,849)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                  15,623               19,162
                                                                                          ---------            ---------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD           $   9,359            $   4,313
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of June 30, 1998, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997, and consolidated cash flows for the six months ended June 30, 1998 and 1997.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 27, 1998. The results of operations for the periods ended June 30, 1998 and 1997, are not necessarily indicative of operating results for the full year.

NOTE 2 - DISCONTINUED OPERATIONS

Effective October 31, 1997, Lenfest MCN, Inc. (formerly MicroNet, Inc.) and Lenfest MCN Delmarva Associates LP (formerly MicroNet Delmarva Associates LP), collectively "MCN", each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service business. The assets sold were not material to the cable television operations of the Company. The net assets of MCN have been separately classified in the accompanying condensed consolidated balance sheet under the caption "Net assets of discontinued operations" and consist of the following at June 30, 1998 and December 31, 1997:

                                             June 30,            December 31,
                                               1998                  1997
                                          -------------         -------------
                                                  (Dollars in thousands)

Accounts receivable                       $         375         $       2,660
                                          =============         =============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 2 - DISCONTINUED OPERATIONS, (continued)

Operating results of MCN for the three month and six month periods ended June 30, 1997 is shown separately in the accompanying consolidated statements of operations under the caption Discontinued Operations and consist of the following:

                                                                                   Three               Six
                                                                                  Months              Months
                                                                                   Ended              Ended
                                                                                  June 30,           June 30,
                                                                                   1997                1997
                                                                                  -------            -------
                                                                                    (Dollars in thousands)
Revenues                                                                          $ 4,328            $ 9,396
Operating expenses                                                                 (2,721)            (5,504)
Depreciation and amortization                                                        (888)            (1,776)
                                                                                  -------            -------

                                                       OPERATING INCOME               719              2,116

Interest expense                                                                     (180)              (350)
Other income                                                                           18                 30
Income tax (expense)                                                                 (160)              (526)
                                                                                  -------            -------

                                                             NET INCOME           $   397            $ 1,270
                                                                                  =======            =======


NOTE 3 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                    1998               1997
                                                                                  -------            -------
                                                                                     (Dollars in thousands)
Cash paid during the period for
 Interest                                                                         $54,247            $60,524
                                                                                  =======            =======

 Income taxes                                                                     $   120            $ 1,522
                                                                                  =======            =======
Supplemental Schedule Relating to Acquisitions
                                                                                   1998               1997
                                                                                  -------            -------
                                                                                    (Dollars in thousands)
Property and equipment                                                            $     -            $25,350
Deferred franchise costs                                                                -             59,150
                                                                                  -------            -------

                                                                                  $     -            $84,500
                                                                                  =======            =======

Noncash Investing and Financing Activities

On February 12, 1998, the Company exchanged a partnership interest for a warrant to acquire Class A common stock in Hyperion Telecommunication, Inc. (See Note 4).

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

NOTE 5 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at June 30, 1998 and December 31, 1997 are as follows:

                                           June 30,            December 31,
                                             1998                  1997
                                        -------------         -------------
                                               (Dollars in thousands)

Aggregate cost basis                    $      22,739         $      13,684
Unrealized gain (loss)                         (1,512)                  768
                                        -------------         -------------

Fair value                              $      21,227         $      14,452
                                        =============         =============


All of the Company's securities are considered to be available for sale. Net realized gains (losses) from the sale of marketable securities, in the amount of $3,664,000 and ($50,000) are included in the accompanying consolidated statements of operations for 1998 and 1997, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 210,000 customers in southern New Jersey at June 30, 1998. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $75,825,000 and $77,880,000 at June 30, 1998 and December 31, 1997, respectively.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 6 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the six months ended June 30, 1998 and 1997, are as follows:

                                                                 1998                 1997
                                                            -------------        -------------
                                                                  (Dollars in thousands)
Results of Operations
Revenues                                                    $      56,241        $      54,546
Operating expenses                                                (22,720)             (23,022)
Management and consulting fees                                     (3,374)              (3,273)
Depreciation and amortization                                     (15,587)             (22,892)
                                                            -------------        -------------

                                    OPERATING INCOME               14,560                5,359

Interest expense                                                  (11,222)             (11,364)
                                                            -------------        -------------

                                   NET INCOME (LOSS)        $       3,338        $      (6,005)
                                                            =============        =============

NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at June 30, 1998 and December 31, 1997:

                                                                       June 30,          December 31,
                                                                         1998                1997
                                                                     ----------           ----------
                                                                          (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                             $  687,674           $  687,082
10-1/2% senior subordinated notes due June 15, 2006                     294,015              293,781
7-5/8% senior notes due February 15, 2008 (a)                           148,318                 --
8-1/4% senior subordinated notes due February 15, 2008 (b)              148,159                 --
Bank credit facility                                                       --                240,000
11.30% senior promissory notes due September 1, 2000                       --                 45,000
11.84% senior promissory notes due May 15, 1998                            --                 10,500
9.93% senior promissory notes due September 30, 2001                       --                 11,625
Obligations under capital leases                                          6,669                7,318
                                                                     ----------           ----------

                                                                     $1,284,835           $1,295,306
                                                                     ==========           ==========

(a) These notes, which are stated net of unamortized discount of $1.7 million at June 30, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds, together with the proceeds from the 8-1/4% senior subordinated notes discussed below, were used to provide funds for the early extinguishment of debt and to pay down the bank credit facility.

(b) These notes, which are stated net of unamortized discount of $1.8 million at June 30, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The Company may, at its option, prepay the notes beginning in 2003. The net proceeds were used as discussed in (a) above.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In November 1994, Mr. Lenfest and TCI International, Inc., an affiliate of TCI, jointly and severally guaranteed $67 million in program license obligations of the distributor of Australis' movie programming. As of June 30, 1998, the Company estimates that the guarantee under the license agreements was approximately $36.9 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiary indemnity.

On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Consequently, it is probable that Australis will not continue to make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and so the Company's non cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of $718 million (approximately U.S. $445 million as of June 30, 1998). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and is expected to last until sometime in the third quarter of 1998. As of June 22, 1998, the Plaintiff and other witnesses testifying on his behalf have completed their testimony and cross examination. The Defendants have begun the presentation of their case. While the Company continues to deny all of Mr. Hadid's claims, neither it nor its counsel can predict the outcome of the trial.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position or the results of operations of the Company.

NOTE 10 - SUBSEQUENT EVENT

On August 4, 1998, the Company amended and restated its existing bank credit facility. The new facility establishes unsecured revolving credit facility commitments under which the Company may borrow up to $300 million, which can be increased to $550 million under certain circumstances. The commitments under this facility expire on March 31, 2006.

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


The June 30, 1998 and 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of Pressman Ciocca Smith LLP is included in Part I, Item 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Substantially all of the Company's revenues are earned from customer fees for cable television programming services, the sale of advertising, commissions for products sold through home shopping networks and ancillary services (such as rental of converters, remote control devices and installations). Federal law and regulations, including the regulation of certain aspects of the cable television industry, have affected adversely the Company's ability to increase or restructure its rates for certain services. These regulations are intended to limit future rate increases. See "Legislation and Regulation" in the Company's Form 10-K, filed March 27, 1998, as amended.

         As used herein, Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities. Consequently, Adjusted EBITDA and Adjusted EBITDA margin are presented for the convenience of the holders of the Company's public debt securities and industry analysts. Adjusted EBIDTA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA and EBITDA are not measures under generally accepted accounting principles.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

CONSOLIDATED RESULTS

Revenues increased $5.2 million, or 4.7%, to $117.3 million for the quarter ended June 30, 1998 as compared to the corresponding 1997 period. The increase was primarily due to strong internal customer growth and the full effect of the rate increases implemented during 1997 associated with the Company's Core Cable Television Operations.

Beginning with the quarter ended March 31, 1998, the Company changed its recognition of franchise fees. The Company determined that franchise fees collected would no longer be included in revenue or as an item of expense since the Company merely collects and remits to the appropriate franchising authorities the franchise fees. The Company believes that its current method of accounting for the franchise fees is consistent with the financial statement presentation utilized in the cable television industry. For the period ended June 30, 1998 this had the effect of reducing revenue by $2.2 million. Had the Company used the previous methodology in the current period, the increase in revenue for the quarter ended June 30, 1998 would have been approximately $7.4 million, a 6.6% increase from the corresponding 1997 period.

Service Expenses increased 32.6% to $12.1 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to costs associated with the Company's Core Cable Television Operations.

Programming Expenses increased 6.2% to $25.3 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The increase was due to increases in programming costs associated with the Company's Core Cable Television Operations.

Selling, General and Administrative Expense increased $1.4 million, or 5.5%, to $26.7 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, administrative, legal, facility, and marketing costs. The increase was primarily due to legal fees incurred in connection with the Australis Media, Ltd. litigation. See "Legal Proceedings" in the Company's Form 10-K, filed March 27, 1998, as subsequently amended. As a result of the changed treatment of accounting for franchise fees, as described above, selling, general and administrative expense for the quarter ended June 30, 1998 is reduced by $2.2 million. Had the Company used the previous methodology in the current period, the increase in selling, general and administrative expense for the quarter ended June 30, 1998 would have been approximately $3.6 million, a 14.3% increase over the corresponding 1997 period.

Direct Costs Non-Cable decreased 2.9% to $5.0 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to the elimination of certain activities conducted by the Company's Non-Cable Operations.

Depreciation and Amortization Expense decreased 0.3% to $31.8 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. This decrease is primarily associated with the Company's Non-Cable Operations.

Adjusted EBITDA decreased 0.7% to $49.1 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 41.9% in the 1998 period compared to 44.1% for 1997 period. These decreases were primarily related to the Company's Core Cable Television Operations.

Interest Expense increased 1.1% to $29.3 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period.

Loss from continuing operations before income tax increased 8.2% to $14.6 million. The increase was attributable to a loss resulting from the disposal of customer equipment.

         The Company has not established a valuation allowance for the net operating losses, because it believes that all of the Company's net operating losses will be utilized before they expire. The net operating losses begin to expire in the year 2000 and will fully expire in 2012. The Company believes the net operating losses should start to be used in the year 2000 and should be fully utilized before they expire. The Company believes that commencing in 2000 it will begin generating taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. See Note 18 of the Company's Consolidated Financial Statements included in the Company's Form 10-K dated March 27, 1998, as amended, for the minimum amounts taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.


CORE CABLE TELEVISION OPERATIONS

Revenues increased 2.2% to $106.6 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. Revenues for basic and CPS tiers, customer equipment, and installation ("regulated services") increased 12.3% or $9.2 million compared to the corresponding 1997 period. This increase was primarily attributable to strong internal customer growth of approximately 2.5% over the prior year period and the realization of the full effect of rate increases instituted over the course of 1997. Non-regulated service revenue decreased 17.4% or $3.7 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. This decrease was primarily a result of the discontinuation of the Prism regional sports network service which occurred as of October 1, 1997.

Service Expenses increased 32.6% to $12.1 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. These expenses are related to technical salaries and general operating expenses. The increase was primarily associated with customer installation, plant maintenance costs and the continuing expense related to the consolidation efforts of the Company.

Programming Expenses increased 6.2% to $25.3 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The programming expense increase was primarily due to increased network programming costs and increased number of customers associated with the basic and CPS tier services.

Selling, General and Administrative Expense decreased 4.7% to $19.3 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, administrative and marketing costs. The decrease was primarily a result of the Company changing its methodology of recording franchise fee revenues and expenses as described above. Had the Company used the previous methodology in the current period, the increase in selling, general and administrative expense for the quarter ended June 30, 1998 would have been approximately $1.3 million, a 6.3% increase over the corresponding 1997 period.

Depreciation and Amortization Expense increased 1.1% to $30.8 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period.

Adjusted EBITDA decreased 4.0% to $50.8 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 47.7% in the 1998 period compared to 50.7% for 1997 period. The decrease was primarily attributable to increased service expenses and marketing associated with new product development.


NON-CABLE INVESTMENTS

Radius Communications
---------------------

Revenues, prior to payment of affiliate fees, increased 26.6% to $8.3 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period.

Operating Expenses increased 12.9% to $6.7 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to increased selling expenses. Affiliate fees increased 8.0% to $3.3 million of which $1.8 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

Adjusted EBITDA was $1.6 million for the quarter ended June 30, 1998 compared to $0.6 million for the corresponding 1997 period.

Depreciation and Amortization Expense increased by 14.0% to $0.6 million for the quarter ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to the continued deployment of digital advertising insertion equipment used for operations and expansion of sales offices.

Operating Income was $0.9 million for the quarter ended June 30, 1998 compared to an Operating Loss of $0.1 million for the corresponding 1997 period.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

CONSOLIDATED RESULTS

Revenues increased $8.2 million, or 3.7%, to $228.0 million for the six-month period ended June 30, 1998 as compared to the corresponding 1997 period. The increase was primarily due to strong internal customer growth and the full effect of the rate increases implemented during 1997 associated with the Company's Core Cable Television Operations.

As discussed above, in the quarter ended March 31, 1998, the Company changed its treatment of franchise fees. For the six-month period ended June 30, 1998 this had the effect of reducing Revenue by $4.3 million. Had the Company used the previous methodology in the current period, the increase in Revenue for the six-month period ended June 30, 1998 would have been approximately $12.5 million, a 5.7% increase from the corresponding 1997 period.

Service Expenses increased 28.0% to $22.9 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to costs associated with the Company's Core Cable Television Operations.

Programming Expenses increased 6.2% to $50.3 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The increase was due to increases in programming costs associated with the Company's Core Cable Television Operations.

Selling, General and Administrative Expense increased $1.7 million, or 3.6%, to $49.5 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs. The increase was primarily due to legal fees incurred in connection with the Australis Media, Ltd. litigation. See "Legal Proceedings" in the Company's Form 10-K, filed March 27, 1998. As a result of the changed treatment of accounting for franchise fees, as described above, selling, general and administrative expense for the six-month period ended June 30, 1998 is reduced by $4.3 million. Had the Company used the previous methodology in the current period, the increase in selling, general and administrative expense for the six-month period ended June 30, 1998 would have been approximately $6.0 million, a 12.6% increase over the corresponding 1997 period.

Direct Costs Non-Cable decreased 19.4% to $8.5 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to the elimination of certain activities conducted by the Company's Non-Cable Operations.

Depreciation and Amortization Expense increased 6.9% to $68.5 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. This increase is primarily associated with increased capital expenditures related to the Company's Core Cable Television Operations.

Adjusted EBITDA increased 1.4% to $98.9 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 43.4% in the 1998 period compared to 44.4% for 1997 period. This decrease was primarily related to the Company's Core Cable Television Operations.

Interest Expense decreased 0.1% to $60.8 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period.

Loss from continuing operations before income tax decreased 31.4% to $19.3 million. The decrease was attributable to a gain of $11.5 million realized on the exchange of a partnership interest.


CORE CABLE TELEVISION OPERATIONS

Revenues increased 2.8% to $210.1 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. Revenues for basic and CPS tiers, customer equipment, and installation ("regulated services") increased 11.8% or $17.3 million compared to the corresponding 1997 period.

This increase was primarily attributable to strong internal customer growth of approximately 2.7% over the prior year period and the realization of the full effect of rate increases implemented over the course of 1997. Non-regulated service revenue decreased 17.0% or $7.2 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. This decrease was primarily a result of the discontinuation of the Prism regional sports network service which occurred as of October 1, 1997.

Service Expenses increased 28.0% to $22.9 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. These expenses are related to technical salaries and general operating expenses. The increase was primarily associated with customer installation, plant maintenance costs and the continuing expense related to the consolidation efforts of the Company.

Programming Expenses increased 6.2% to $50.3 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The programming expense increase was primarily due to increased network programming costs and increased number of customers associated with the basic and CPS tier services.

Selling, General and Administrative Expense decreased 6.8% to $35.8 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs. The decrease was primarily a result of the Company changing its methodology of recording franchise fee revenues and expenses as described above. Had the Company used the previous methodology in the current period, the increase in selling, general and administrative expense for the six-month period ended June 30, 1998 would have been approximately $1.7 million, a 4.4% increase over the corresponding 1997 period.

Depreciation and Amortization Expense increased 8.2% to $66.5 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period.

Adjusted EBITDA decreased 0.4% to $103.2 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 49.1% in the 1998 period compared to 50.7% for 1997 period. The decrease was primarily attributable to increased service and programming expenses.


NON-CABLE INVESTMENTS

Radius Communications
---------------------

Revenues, prior to payment of affiliate fees, increased 24.1% to $14.7 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period.

Operating Expenses increased 12.1% to $12.4 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to increased selling expenses. Affiliate fees increased 5.4% to $5.8 million of which $3.2 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

Adjusted EBITDA was $2.3 million for the six-month period ended June 30, 1998 compared to $0.7 million for the corresponding 1997 period.

Depreciation and Amortization Expense increase by 15.7% to $1.1 million for the six-month period ended June 30, 1998 compared to the corresponding 1997 period. The increase was primarily due to the continued deployment of digital advertising insertion equipment used for operations and expansion of sales offices.

Operating Income was $1.2 million for the six-month period ended June 30, 1998 compared to an Operating Loss of $0.5 million for the corresponding 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

Financing Activities. At June 30, 1998, the Company had aggregate total indebtedness of approximately $1284.8 million. The Company's senior indebtedness of $842.7 million consisted of: (i) $836.0 million of Senior Notes; and (ii) obligations under capital leases of approximately $6.7million. At June 30, 1998, the Company had approximately $442.1 million of Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         On August 4, 1998, the Company amended and restated its existing bank credit facility (as amended and restated, the "Bank Credit Facility"). The Bank Credit Facility establishes unsecured revolving credit facility commitments under which the Company may borrow up to $300 million, which can be increased to $550 million under certain conditions. The Company intends to use the availability under the Bank Credit Facility for operations, capital expenditures, general corporate purpose and possibly for future acquisitions of cable systems. The commitments under the Bank Credit Facility expire on March 31, 2006. As of the date hereof, no amounts are outstanding under the Bank Credit Facility.

         Loans outstanding under the Bank Credit Facility bear interest at floating rates. The Bank Credit Facility contains customary covenants, including restrictive covenants, which impose certain limitations on the Company and its wholly-owned cable operating subsidiaries, including, among other things, incurring additional indebtedness, the payment of dividends, the repurchase of stock, the making of certain payments and purchases, the making of acquisitions and investments, the creation of certain liens, disposing or acquiring assets, sale-leaseback transactions, and transactions with affiliates. The Bank Credit Facility also includes financial covenants requiring the Company to maintain certain financial ratios at specified levels. The Bank Credit Facility also contains customary default provisions, including nonpayment of principal, interest, fees and other amounts when due, violation of covenants, failure of representations and warranties to be true and correct in all material respects when made, cross defaults and cross acceleration to other debt obligations, bankruptcy events, unsatisfied judgments in excess of specified amounts and change of control.

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $36.1 million for the six month period ended June 30, 1998 compared to approximately $36.6 million for the six month period ended June 30, 1997. During the six month period ended June 30, 1998, the Company was required to make interest payments of approximately $54.2 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $60.5 million.

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

         The Company has net operating loss carryforwards which it expects to utilize notwithstanding recent losses. The net operating losses begin to expire in the year 2000 and will fully expire in 2012. The Company believes the net operating losses should start to be used in the year 2000 and should be fully utilized before they expire. The Company believes that commencing in 2000 it will begin generating taxable income as a result of increased revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. See Note 18 of the Company's Consolidated Financial Statements filed with the Company's Form 10-K on March 27, 1998, as amended, for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of movie programming for Australis Media Ltd.

("Australis"). As of June 30, 1998, the Company believes the amount subject to the guarantee under the license agreements was approximately $36.9 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiaries' indemnity.

         On May 5, 1998, the Trustee for the holders of Australis' bond indebtedness appointed receivers in order to wind up the affairs of Australis. Subsequent thereto, Australis' assets were liquidated, and it has ceased to conduct business. Australis will not make payments to the movie partnership for film product thereby denying that partnership funds with which to pay the movie studios whose license payments are guaranteed by Mr. Lenfest and TCI International, Inc. However, the Company believes that the movie partnership has entered into back up arrangements with Foxtel, the partnership of News Corporation and Telstra, to purchase movies from the partnership at approximately the same price and under the same minimum guarantee arrangements that the partnership had with Australis. Because of this arrangement, the Company believes that payments will continue to be made by the partnership pursuant to its license agreements with the movie studios. Consequently, the Company believes that Mr. Lenfest's guarantee will not be called, and so the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification. As of the date hereof, there has been no demand for payment under the guarantee by the movie studios.

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

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of June 30, 1998, Management believes that the Company was in compliance with such financial ratios.

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

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-1.

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

  *++++10.1    Programming Supply Agreement, effective as of September 30, 1986, between ease , dated as of May Marguerite Lenfest and Satellite
               Services, Inc. and the Company.

      *10.2 Lease, dated as of May 1, 1990, by and between H.F. Lenfest and Marguerite Lenfest and Suburban Cable TV Co. Inc.

      *10.3 Lease, dated as of May 1, 1990, by and between H.F. Lenfest and Marguerite Lenfest and Suburban Cable TV Co. Inc.

      *10.4 Lease, dated as of May 24, 1990, by and between H.F. Lenfest and Marguerite Lenfest and MicroNet, Inc.

      *10.5 Lease, dated as of June 20, 1991, as amended January 1, 1995, by and between H.F. Lenfest and Marguerite Lenfest and StarNet, Inc. (as successor to NuStar).

      *10.6 Supplemental Agreement, dated December 15, 1981, by and between TCI Growth, Inc., H.F. Lenfest, Marguerite Lenfest and the Company and Joinder Agreement executed by LMC Lenfest, Inc.

      *10.7 Amendment to Supplemental Agreement, dated May 4, 1984 between the Company and TCI Growth, Inc.

      *10.8    Agreement, dated July 1, 1990, between H.F. Lenfest, Marguerite
               B. Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation, Tele-Communications, Inc. and Liberty Media Corporation.

      *10.9 Agreement and Consent, dated as of November 1, 1990, by and among TCI Development Corporation, TCI Holdings, Inc., TCI Liberty, Inc., Liberty Cable, Inc., H.F. Lenfest, Marguerite B. Lenfest,
               H. Chase Lenfest, Brook J. Lenfest, Diane A. Lenfest and the Company

     *10.10 Letter Agreement, dated as of December 18, 1991, among Liberty Media Corporation, the Company, Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation.

     *10.11 Irrevocable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest, each dated March 30, 1990.

     *10.12 Partnership Agreement of L-TCI Associates, dated April 1993, between Lenfest International, Inc. and UA-France, Inc.

     *10.13 Stock Pledge Agreement, dated May 28, 1993, between Lenfest York, Inc. and CoreStates Bank, N.A., as Collateral Agent.

     *10.14 Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and Farmers Trust Company as Collateral Agent.

 *++++10.15    Agreement, dated September 30, 1986, between the Company and
               Tele-Communications, Inc.

     *10.16 Agreement for the Sale of Advertising on Cable Television Stations, dated as of November 25, 1991 between Suburban Cable TV Co. Inc. and Cable AdNet Partners.

     +10.17 First Amendment, dated as of February 29, 1996, to Credit Agreement, dated as of December 14, 1995, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

     +10.18 Agreement, dated as of February 29, 1996, in favor of the Company by H.F. Lenfest.

     +10.19 Credit Agreement, dated as of February 29, 1996, between Lenfest Australia, Inc. and The Toronto-Dominion Bank and NationsBank of Texas, N.A. and Toronto- Dominion (Texas), Inc., as Administrative Agent.

     +10.20 Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser Technologies, Inc.

     +10.21 Letter Agreement, dated November 30, 1995, between the Company and The Prudential Insurance Company of America.

     +10.22 Letter Agreement, dated November 30, 1995, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and MBL Life Assurance Corp. and Full & Co. have not been filed because they are identical in all material respects to the filed exhibit.)

    ++10.23 Form of Second Amendment, dated as of April 29, 1996, to Credit Agreement, dated as of December 14, 1995, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

    ++10.24 Form of Letter Agreement, dated May 2, 1996, between the Company and The Prudential Insurance Company of America.

    ++10.25 Form of Letter Agreement, dated May 2, 1996, between the Company and The Prudential Insurance Company of America. (In accordance with Item 601 of Regulation S-K, agreements between the Company and ECM Fund, L.P. I and Equitable Life Assurance Society have not been filed because they are identical in all material respects to the filed exhibit.)

    ++10.26 Form of Senior Subordinated Credit Agreement, dated as of May 2, 1996, between the Company and The Toronto-Dominion Bank.

  +++10.27 Letter Agreement, dated June 11, 1996, and accepted June 20, 1996, between the Company and MBL Life Assurance Corporation. (In accordance with Item 601 of Regulation S-K, an agreement between the Company and The Prudential Insurance Company of America has not been filed because it is identical in all material respects to the filed exhibit.)

   +++10.28 Letter Agreement, dated June 20, 1996, between the Company and The Prudential Insurance Company of America.

   +++10.29 Credit Agreement, dated June 27, 1996, between the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, as Arranging Agents, the Lenders and Toronto-Dominion (Texas), Inc., as Administrative Agent.

   +++10.30 First Amendment, dated August 29, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc.

     #10.31 Second Amendment, dated September 30, 1996, to Credit Agreement, dated as of February 29, 1996, by and among Lenfest Australia, Inc., The Toronto-Dominion Bank, NationsBank of Texas, N.A. and Toronto Dominion (Texas), Inc.

     #10.32 Form of First Amendment, dated as of October 28, 1996, to Credit Agreement, dated as of June 27, 1996, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto Dominion (Texas), Inc., as Administrative Agent.

   ##10.33     Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

  ###10.34 Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.).

####10.35      Letter, dated March 26, 1998 (effective September 30, 1997), from
               H. F. Lenfest to the Company.

   !10.36 Form of Second Amendment, dated as of January 27, 1998, to Credit Agreement, dated as of June 27, 1996, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A., as Arranging Agents, the Lenders and Toronto Dominion (Texas), Inc. as Administrative Agent.

   !10.37 Amended and Restated Loan Agreement, dated as August 4, 1998, among Lenfest Communications, Inc., a certain Lead Arranger, certain Arranging Agents, a certain Documentation Agent, a certain Syndication Agent, the Lenders, and a certain Administrative Agent.

      27.      Financial Data Schedule.


--------------
       * Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995.

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

         # Incorporated by reference to the Company's Report on Form 10-Q, dated November 14, 1996, for the quarter ended September 30, 1996.

        ## Incorporated by reference to the Company's Report on Form 10-K, dated March 22, 1997, for the year ended December 31, 1996.

       ### Incorporated by reference to the Company's Report on Form 10-Q, dated August 14, 1997, for the quarter ended June 30, 1997.

      #### Incorporated by reference to the Company's Report on Form 10-K, dated March 27, 1998, for the year ended December 31, 1997.

         ! Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, No. 333-51589, dated May 1, 1998.

               (b)      Reports on Form 8-K.

               On June 4, 1998, the Company filed a Form 8-K indicating a change on the Company's Board of Directors.

                                   SIGNATURE



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LENFEST COMMUNICATIONS, INC.


DATE:  August 13, 1998         By:   /s/ Maryann V. Bryla
                                     --------------------
                                     Maryann V. Bryla
                                     Vice President and Treasurer (authorized
                                     officer and Principal Financial Officer)