Form 10-Q
period 1998-09-30
LENFEST COMMUNICATIONS INC
filed 1998-11-13
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 13, 1998: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index




Part  I.   Financial Information                                                                          Page

         Item 1.  Financial Statements

                  Report on Review by Independent Certified Public Accountants                               4

                  Condensed Consolidated Balance Sheets as of September 30, 1998
                  (unaudited) and as of December 31, 1997                                                    5

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months and nine months ended September 30, 1998 (unaudited) and
                  September 30, 1997 (unaudited)                                                             8

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1998 (unaudited) and September 30, 1997 (unaudited)                          9

                  Notes to Condensed Consolidated Financial Statements (unaudited)                          11


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                     18


Part  II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                          25

Item  2.

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


RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

CONSOLIDATED RESULTS

         Revenues increased $6.7 million, or 5.9%, to $119.0 million for the quarter ended September 30, 1998 as compared to the corresponding 1997 period. The increase was primarily due to internal customer growth and the rate increases implemented within the past year associated with the Company's Core Cable Television Operations.

         Service Expenses increased 41.1% to $11.5 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to costs associated with the Company's Core Cable Television Operations.

         Programming Expenses increased 18.4% to $26.6 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to increases in programming costs associated with the Company's Core Cable Television Operations.

         Selling, General and Administrative Expense decreased $2.2 million, or 8.0%, to $24.7 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to decreases in costs associated with the Company's Core Television Operations.

         Direct Costs Non-Cable decreased 1.4% to $5.0 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to the elimination of certain activities conducted by the Company's Non-Cable Operations.

         Depreciation and Amortization Expense increased 1.2% to $32.6 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. This increase is primarily associated with the Company's Non-Cable Operations.

         Adjusted EBITDA increased 2.0% to $52.1 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 43.8% in the 1998 period compared to 45.4% for 1997 period. These changes were primarily related to the Company's Core Cable Television Operations.

         Interest Expense decreased 3.4% to $29.9 million due to a decrease in average indebtedness to $1,306.5 million for the quarter ended September 30, 1998 from $1,372.5 million for the corresponding 1997 period.

         Loss from continuing operations before income tax decreased 81.8% to $8.6 million. The decrease was attributable to the 1997 recognition of a loss on Australis Media securities.

         The Company has recorded a net deferred tax asset of $80.3 million, net of a valuation allowance of $10.0 million, reflecting the estimated benefit of approximately $342 million in loss carryforwards, which expire in varying amounts between the years 2000 - 2012. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, the Company believes that commencing in 2000, it will begin to generate taxable income as a result of increasing revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 18 of the Company's Consolidated Financial Statements included in the Company's Form 10-K, dated March 27, 1998, as amended, for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.


CORE CABLE TELEVISION OPERATIONS

         Revenues increased 3.6% to $108.0 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The Company experienced internal basic customer growth of 2.5% for the twelve-month period ended September 30, 1998. Revenues for basic and CPS tiers, customer equipment, and installation ("regulated services") increased 12.3% or $9.5 million compared to the corresponding 1997 period. This increase was primarily attributable to rate increases for regulated services. Non-regulated service revenue decreased 21.8% or $5.8 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. This decrease was primarily a result of the discontinuation of the Prism regional sports network service which occurred as of October 1, 1997.

         Service Expenses increased 41.1% to $11.5 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. These expenses are related to technical salaries and general operating expenses. The increase was primarily associated with customer installation, plant maintenance costs and the continuing expense related to the consolidation efforts of the Company.

         Programming Expenses increased 18.4% to $26.6 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The programming expense increase was due to increased network programming costs and increased number of customers associated with the basic and CPS tier services.

         Selling, General and Administrative Expense decreased $5.2 million, or 23.2%, to $17.2 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to decreases associated with professional and consulting fees related to the consolidation efforts of the Company.

         Depreciation and Amortization Expense increased 0.2% to $31.3 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period.

         Adjusted EBITDA increased 0.8% to $53.5 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 49.5% in the 1998 period compared to 50.9% for 1997 period. The decrease was primarily attributable to increased service and programming expenses.


NON-CABLE INVESTMENTS

Radius Communications

         Revenues, prior to payment of affiliate fees, increased 16.8% to $9.3 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period.

         Operating Expenses increased 28.1% to $4.7 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to increased selling expenses. Affiliate fees increased 7.5% to $3.8 million of which $2.6 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

         Adjusted EBITDA was $0.8 million for both of the quarters ended September 30, 1998 and 1997.

         Depreciation and Amortization Expense increased by 17.4% to $0.7 million for the quarter ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to the continued deployment of digital advertising insertion equipment used for operations and the expansion of sales offices.

         Operating Loss was $0.1 million for both of the quarters ended September 30, 1998 and 1997.


RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

CONSOLIDATED RESULTS

         Revenues increased $14.9 million, or 4.5%, to $347.0 million for the nine-month period ended September 30, 1998 as compared to the corresponding 1997 period. The increase was primarily due to internal customer growth and the rate increases implemented within the past year associated with the Company's Core Cable Television Operations.

         Service Expenses increased 32.1% to $34.4 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to costs associated with the Company's Core Cable Television Operations.

         Programming Expenses increased 11.6% to $76.9 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to increases in programming costs associated with the Company's Core Cable Television Operations.

         Selling, General and Administrative Expense decreased $1.4 million, or 1.8%, to $74.2 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The decrease was primarily related to decreases in costs associated with the Company's Core Cable Television Operations.

         Direct Costs Non-Cable decreased 13.5% to $13.5 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The decrease was primarily due to the elimination of certain activities conducted by the Company's Non-Cable Operations.

         Depreciation and Amortization Expense increased 5.0% to $101.0 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. This increase is primarily associated with increased capital expenditures related to the Company's Core Cable Television Operations.

         Adjusted EBITDA increased 1.6% to $151.0 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 43.5% in the 1998 period compared to 44.7% for 1997 period. These changes were primarily related to the Company's Core Cable Television Operations.

         Interest Expense decreased 1.2% to $90.7 million due to a decrease in average indebtedness to $1,307.5 million for the nine-month ended September 30, 1998 from $1,386.5 million for the corresponding 1997 period.

         Loss from continuing operations before income tax decreased 63.0% to $27.9 million. The decrease was attributable to the 1997 recognition of a loss on Australis Media securities.


CORE CABLE TELEVISION OPERATIONS

         Revenues increased 3.1% to $318.1 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The Company experienced internal basic customer growth of 2.5% for the twelve-month period ended September 30, 1998. Revenues for basic and CPS tiers, customer equipment, and installation ("regulated services") increased 11.4% or $25.9 million compared to the corresponding 1997 period. This increase was primarily attributable to rate increases for regulated services. Non-regulated service revenue decreased 20.4% or $16.5 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. This decrease was primarily a result of the discontinuation of the Prism regional sports network service which occurred as of October 1, 1997.

         Service Expenses increased 32.1% to $34.4 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. These expenses are related to technical salaries and general operating expenses. The increase was primarily associated with customer installation, plant maintenance costs and the continuing expense related to the consolidation efforts of the Company.

         Programming Expenses increased 11.6% to $76.9 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The programming expense increase was primarily due to increased network programming costs and increased number of customers associated with the basic and CPS tier services.

         Selling, General and Administrative Expense decreased 14.2% to $53.1 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. These expenses are associated with salaries, facility, and marketing costs. The decrease was primarily due to decreases associated with professional and consulting fees related to the consolidation efforts of the Company.

         Depreciation and Amortization Expense increased 5.5% to $97.8 million for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period.

         Adjusted EBITDA of $156.6 million was unchanged for the nine-month period ended September 30, 1998 compared to the corresponding 1997 period. The Adjusted EBITDA margin decreased to 49.2% in the 1998 period compared to 50.7% for 1997 period. The decrease was primarily attributable to increased service and programming expenses.


NON-CABLE INVESTMENTS

Radius Communications

         Revenues, prior to payment of affiliate fees, increased 14.9% to $27.8 million for the nine months ended September 30, 1998 compared to the corresponding 1997 period.

         Operating Expenses increased 20.3% to $13.2 million for the nine months ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to increased selling expenses. Affiliate fees increased 5.9% to $11.2 million of which $5.9 million was paid to the Company. Affiliate fees paid to the Company are eliminated in consolidation.

         Adjusted EBITDA was $3.3 million for the nine months ended September 30, 1998 compared to $2.6 million for the corresponding 1997 period.

         Depreciation and Amortization Expense increased by 12.7% to $2.1 million for the nine months ended September 30, 1998 compared to the corresponding 1997 period. The increase was due to the continued deployment of digital advertising insertion equipment used for operations.

         Operating Income was $1.2 million for the nine months ended September 30, 1998 compared to $0.4 million for the corresponding 1997 period.


LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At September 30, 1998, the Company had aggregate total indebtedness of approximately $1,281.3 million. The Company's senior indebtedness of $839.0 million consisted of: (i) $836.3 million of Senior Notes; and (ii) obligations under capital leases of approximately $2.7 million. At September 30, 1998, the Company had approximately $442.3 million of Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         On August 4, 1998, the Company amended and restated its existing bank credit facility (as amended and restated, the "Bank Credit Facility"). The Bank Credit Facility establishes an unsecured revolving credit facility under which the Company may borrow up to $300 million, which can be increased to $550 million under certain conditions. The Company intends to use the availability under the Bank Credit Facility for operations, capital expenditures, general corporate purposes and possibly for future acquisitions of cable systems. The commitments under the Bank Credit Facility expire on March 31, 2006. As of September 30, 1998, no amounts were outstanding under the Bank Credit Facility.

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

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $57.7 million for the nine month period ended September 30, 1998 compared to approximately $56.3 million for the nine month period ended September 30, 1997. During the nine month period ended September 30, 1998, the Company was required to make interest payments of approximately $67.2 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $68.0 million.

         Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1998 through 2001 are $5.7million, $5.2 million, $4.7 million and $3.0 million, respectively.

         On September 30, 1998, the Company purchased from H. F. Lenfest and Marguerite Lenfest the three properties owned by them which had been leased to subsidiaries of the Company. Suburban Cable TV Co. Inc. purchased two of the properties for an aggregate price of approximately $1.5 million, and Starnet, Inc. purchased the third property for a price of approximately $4.5 million. The purchase price for each of the properties was determined as a result of an independent appraisal done for the Company by Cushman & Wakefield of Pennsylvania, Inc.

         The Company has recorded a net deferred tax asset of $80.3 million, net of a valuation allowance of $10.0 million, reflecting the estimated benefit of approximately $342 million in loss carryforwards, which expire in varying amounts between the years 2000 - 2012. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, the Company believes that commencing in 2000, it will begin to generate taxable income as a result of increasing revenues, the anticipated elections of slower tax depreciation methods and anticipated declines in amortization deductions. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 18 of the Company's Consolidated Financial Statements included in the Company's Form 10-K, dated March 27, 1998, as amended, for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of movie programming for Australis Media Ltd. ("Australis"). As of September 30, 1998, the Company believes the amount subject to the guarantee under the license agreements was approximately $32.2 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999 and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of the Bank Credit Facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiaries' indemnity.

As disclosed in the Company's report filed on Form 10-Q for the period ended June 30, 1998, the Company believes that Mr. Lenfest's guarantee will not be called, and, consequently, the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification. As of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

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

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of September 30, 1998, Management believes that the Company was in compliance with such financial ratios.

Year 2000

During fiscal 1998, the Company began a review of its equipment, computer systems, headend distribution systems and related software to identify those which might malfunction due to a misidentification of the Year 2000. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss the steps that must be taken to deal with any potential Year 2000 issues. The Company is utilizing internal resources to identify, correct or reprogram, and test systems for Year 2000 readiness.

Most of the Company's equipment, customer-related computer systems and data bases are purchased, or licensed from third parties. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and, if so, the nature of such difficulties. The Company is also working with others in the industry using the same or similar equipment, systems, or software to determine the appropriate steps necessary to address anticipated difficulties.

The Company has completed an inventory of all equipment, hardware and software used in the enterprise including the equipment used in the transmission and reception of all signals and is in the process of identifying items that need to be upgraded or replaced. The Company is also monitoring industry-wide efforts with respect to signal delivery to its cable distribution plant and is working with others in the industry to address potential solutions.

Management of the Company has not finally determined the cost associated with its Year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material. There can be no assurance that the Company's systems or systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or another company will not have an adverse effect on the Company's financial condition or position.

After evaluating its internal compliance efforts as well as the compliance of third parties as described above by the end of calendar year 1998, the Company will develop during 1999 appropriate contingency plans to address the situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 compliant. In addition, the Company is currently participating in an industry wide effort to address Year 2000 issues with similarly situated companies, the goal of which is to develop contingency plans which address not only the Company's issues but that of the industry as a whole.

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

         The FASB has also recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet adopted SFAS No. 133.

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


Part II.   Other Information

Item 5.    Other Information

         On October 28, 1998, the previously disclosed insider trading suit by the Securities and Exchange Commission against H. F. Lenfest and Marguerite Lenfest in the United States Court for the Eastern District of Pennsylvania was dismissed by the trial judge.

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

    ####4.9       Form of $150,000,000 7 5/8% Senior Notes due 2008. (In accordance with Item 601 of Regulation S-K similar notes between the same parties, which reference CUSIP No. 526055 AF 5 and CUSIP No. U52547 AA 1 have not been filed because they are identical in all material respects to the filed exhibit.)

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

*  ++++10.1       Programming Supply Agreement, effective as of September 30, 1986, between Satellite Services, Inc. and the
                  Company.

      *10.2       Supplemental Agreement, dated December 15, 1981, by and between TCI Growth, Inc., H.F. Lenfest, Marguerite Lenfest and the Company and Joinder Agreement executed by LMC Lenfest, Inc.

      *10.3       Amendment to Supplemental Agreement, dated May 4, 1984 between the Company and TCI Growth, Inc.

      *10.4       Agreement, dated July 1, 1990, between H.F. Lenfest, Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest,
                  Brook J. Lenfest and the Lenfest Foundation, Tele-Communications, Inc. and Liberty Media Corporation.

      *10.5       Agreement and Consent, dated as of November 1, 1990, by and among TCI Development Corporation, TCI Holdings, Inc.,
                  TCI Liberty, Inc., Liberty Cable, Inc., H.F. Lenfest, Marguerite B. Lenfest, H. Chase Lenfest, Brook J. Lenfest,
                  Diane A. Lenfest and the Company.

      *10.6       Letter Agreement, dated as of December 18, 1991, among Liberty Media Corporation, the Company, Marguerite B.
                  Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation.

      *10.7       Irrevocable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest, each dated March 30, 1990.

      *10.8       Partnership Agreement of L-TCI Associates, dated April 1993, between Lenfest International, Inc. and UA-France,
                  Inc.

      *10.9       Stock Pledge Agreement, dated May 28, 1993, between Lenfest York, Inc. and CoreStates Bank, N.A., as Collateral
                  Agent.

     *10.10       Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and Farmers Trust Company as
                  Collateral Agent.

 *++++10.11       Agreement, dated September 30, 1986, between the Company and Tele-Communications, Inc.

     *10.12       Agreement for the Sale of Advertising on Cable Television Stations, dated as of November 25, 1991 between Suburban
                  Cable TV Co. Inc. and Cable AdNet Partners.

     +10.13       Agreement, dated as of February 29, 1996, in favor of the Company by H.F. Lenfest.

     +10.14       Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser Technologies, Inc.

    ##10.15       Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

   ###10.16       Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest
                  Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.).

  ####10.17       Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

     !10.18       Form of Second Amendment, dated as of January 27, 1998, to Credit Agreement, dated as of June 27, 1996, by and among the Company, The Toronto-Dominion Bank, PNC Bank, National Association and NationsBank of Texas, N.A.,
                  as Arranging Agents, the Lenders and Toronto Dominion (Texas), Inc. as Administrative Agent.




    !10.19        Amended and Restated Loan Agreement, dated as August 4, 1998, among Lenfest Communications, Inc., a certain Lead
                  Arranger, certain Arranging Agents, a certain Documentation Agent, a certain Syndication Agent, the Lenders, and a certain Administrative Agent.

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


                          LENFEST COMMUNICATIONS, INC.


DATE: November 13, 1998      By: /s/ Maryann V. Bryla
                                 --------------------
                                 Maryann V. Bryla
                                 Senior Vice President and Treasurer (authorized officer and Principal Financial Officer)

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and comprehensive income (loss) for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Pressman Ciocca Smith LLP
-----------------------------
Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
November 2, 1998

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          September             December
                                                                                          30, 1998              31, 1997
                                                                                        --------------        -------------
                                                                                         (Unaudited)               (*)
ASSETS

  Cash and cash equivalents                                                             $      17,039         $      15,623

  Marketable securities                                                                         7,721                14,452

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $3,007 in 1998 and $2,923 in 1997                                     22,079                23,206

  Inventories                                                                                   1,553                 2,153

  Prepaid expenses                                                                              4,143                 2,960

  Property and equipment, net of accumulated depreciation
   of $417,554 in 1998 and $359,125 in 1997                                                   423,178               413,787

  Investments, principally in affiliates, and related receivables                              54,182                56,881

  Goodwill, net of amortization of $31,409 in 1998 and
   $28,594 in 1997                                                                             70,320                73,136

  Deferred franchise costs, net of amortization of $218,166 in
   1998 and $186,027 in 1997                                                                  474,949               507,023

  Other intangible assets, net of amortization of $14,342 in 1998
   and $16,668 in 1997                                                                         20,176                28,341

  Deferred Federal tax asset, net                                                              80,336                74,251

  Net assets of discontinued operations                                                             -                 2,660

  Other assets                                                                                  5,883                 5,247
                                                                                        -------------         -------------




                                                                                        $   1,181,559         $   1,219,720
                                                                                        =============         =============

(*)  Condensed from audited financial statements.

  See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)


                                                                                          September             December
                                                                                          30, 1998              31, 1997
                                                                                        -------------        --------------
                                                                                         (Unaudited)               (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                    $   1,281,365         $   1,295,306

  Accounts payable and accrued expenses - unrelated parties                                    81,869                50,867

  Accounts payable - affiliate                                                                 22,075                26,304

  Customer service prepayments and deposits                                                     6,635                 6,984

  Deferred interest                                                                             6,658                 7,063

  Deferred state tax liability (net)                                                            9,405                 9,580

  Investment in Garden State Cablevision, L.P.                                                 76,189                77,880
                                                                                        -------------         -------------

                                                              TOTAL LIABILITIES             1,484,196             1,473,984


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                           2                     2

  Additional paid-in capital                                                                   50,747                50,747

  Accumulated deficit                                                                        (338,017)             (305,512)

  Accumulated other comprehensive income (loss) arising from unrealized net gains (losses) on marketable securities,
   net of deferred taxes of $109 in 1998 and $269 in 1997                                     (15,369)                 499
                                                                                        -------------         -------------
                                                                                             (302,637)             (254,264)
                                                                                        --------------        -------------


                                                                                        $   1,181,559         $   1,219,720
                                                                                        ==============        =============

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                               ------------------------------       ------------------------------
                                                                  1998              1997               1998              1997
                                                               -----------      ------------       ------------     -------------
REVENUES                                                       $   119,018       $   112,351        $   347,009      $    332,136

OPERATING EXPENSES
  Service                                                           11,502             8,151             34,413            26,057
  Programming - from affiliate                                      17,652            15,767             52,360            47,048
  Programming - other cable                                          8,963             6,718             24,520            21,837
  Selling, general and administrative                               24,701            26,857             74,153            75,510
  Direct costs - non-cable                                           4,983             5,052             13,504            15,617
  Depreciation                                                      21,265            19,710             63,714            57,828
  Amortization                                                      11,300            12,461             37,332            38,410
                                                               -----------      ------------       ------------     -------------
                                                                   100,366            94,716            299,996           282,307
                                                               -----------      ------------       ------------     -------------

                                         OPERATING INCOME           18,652            17,635             47,013            49,829

OTHER INCOME (EXPENSE)
  Interest expense                                                 (29,895)          (30,956)           (90,706)          (91,820)
  Equity in net income (losses) of unconsolidated
    affiliates                                                       1,726            (2,503)             1,686            (3,321)
  Gain on disposition of partnership interest                            -                 -             11,489                 -
  (Loss) on Australis Media Ltd. securities                              -           (32,457)                -            (32,457)
  Other income and expense (net)                                       895               878              2,593             2,236
                                                               -----------      ------------       ------------     -------------
                                                                   (27,274)          (65,038)           (74,938)         (125,362)
                                                               -----------      ------------       ------------     -------------

                        (LOSS) FROM CONTINUING OPERATIONS
                                      BEFORE INCOME TAXES           (8,622)          (47,403)           (27,925)          (75,533)

INCOME TAX BENEFIT (EXPENSE) (NET)                                    (675)            5,308              2,780            13,434
                                                               -----------      ------------       ------------     -------------

                        (LOSS) FROM CONTINUING OPERATIONS           (9,297)          (42,095)           (25,145)          (62,099)

DISCONTINUED OPERATIONS                                                  -              (117)                 -             1,153
                                                               -----------      ------------       ------------     -------------

                         (LOSS) BEFORE EXTRAORDINARY LOSS           (9,297)          (42,212)           (25,145)          (60,946)

EXTRAORDINARY LOSS
  Early extinguishments of debt, net of applicable
    income taxes of $1,645                                          (4,299)                -             (7,360)                -
                                                               -----------      ------------       ------------     -------------

                                               NET (LOSS)          (13,596)          (42,212)           (32,505)          (60,946)

OTHER COMPREHENSIVE INCOME, net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     the period                                                    (13,760)          (19,772)           (13,486)          (20,837)
    Less:  reclassification adjustment for (gains)
     losses included in net loss                                         -            32,189             (2,382)           32,222
                                                               -----------      ------------       ------------     -------------
                                                                   (13,760)           12,417            (15,868)           11,385
                                                               -----------      ------------       ------------     -------------

                                     COMPREHENSIVE (LOSS)      $   (27,356)     $    (29,795)      $    (48,373)    $     (49,561)
                                                               ===========      ============       ============     =============


  See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        -----------------------------------
                                                                                            1998                  1997
                                                                                        -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                            $     (32,505)        $     (60,946)
  (Income) from discontinued operations                                                             -                (1,153)
  Extraordinary loss                                                                            7,360                     -
                                                                                        -------------         -------------
  Loss from continuing operations                                                             (25,145)              (62,099)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities
      Depreciation and amortization                                                           101,046                96,238
      Accretion of debt discount                                                                1,404                 1,389
      Accretion of deferred interest                                                             (405)                    -
      Accretion of discount on marketable securities (net)                                          -                  (477)
      Net (gains) losses on sales of marketable securities                                     (3,664)                 (361)
      Loss on Australis Media Ltd. securities                                                       -                32,457
      (Gain) on disposition of partnership interest                                           (11,489)                    -
      Deferred income tax (benefit)                                                            (4,455)              (13,250)
      Net (gains) losses on sale/disposal of property and equipment                             2,078                   (28)
      Equity in net (income) losses of unconsolidated affiliates                               (1,686)                3,321
      Minority interest                                                                             -                  (880)
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                       1,127                (4,982)
      Inventories                                                                                 600                  (824)
      Prepaid expenses                                                                         (1,183)               (1,574)
      Other assets                                                                               (636)                2,281
      Accounts payable and accrued expenses:
        Unrelated parties                                                                      31,002                28,871
        Affiliate                                                                              (4,229)                   34
      Customer service prepayments and deposits                                                  (831)               (1,213)
                                                                                        -------------         -------------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES                83,534                78,903
                                                                                        -------------         -------------


  See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                            1998                  1997
                                                                                        -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                                         $           -         $    (84,500)
  Purchases of property and equipment                                                         (74,110)             (69,124)
  Purchases of marketable securities                                                           (1,323)              (1,700)
  Proceeds from sales of property and equipment                                                   177                  199
  Proceeds from sales of marketable securities                                                  7,878               43,665
  Discontinued operations                                                                       2,660                4,239
  Investments in unconsolidated affiliates                                                       (282)              (6,637)
  Distributions from unconsolidated affiliates                                                    675                  475
  (Increase) in other intangible assets - investing                                              (369)              (3,103)
  Loans and advances to unconsolidated affiliates                                              (2,172)              (1,350)
  Loans and advances from unconsolidated affiliates                                             3,006                2,804
                                                                                        -------------         ------------

                                                             NET CASH (USED IN)
                                                           INVESTING ACTIVITIES               (63,860)            (115,032)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                           296,386              105,000
  Early extinguishments of debt                                                               (67,375)                   -
  Other debt reduction:
    Notes                                                                                    (241,470)             (77,000)
    Obligations under capital leases                                                           (4,606)              (1,245)
    (Increase) in other intangible assets - financing                                          (1,193)                (347)
                                                                                        -------------         ------------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES               (18,258)              26,408
                                                                                        -------------         ------------

                                                NET INCREASE (DECREASE) IN CASH                 1,416               (9,721)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                    15,623               19,162
                                                                                        -------------         ------------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD         $      17,039         $      9,441
                                                                                        =============         ============

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations
---------------------------------------------------------

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of September 30, 1998, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997, and consolidated cash flows for the nine months ended September 30, 1998 and 1997.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 27, 1998, as amended. The results of operations for the periods ended September 30, 1998 and 1997, are not necessarily indicative of operating results for the full year.

NOTE 2 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                     1998                1997
                                                    ------              ------
                                                       (Dollars in thousands)
Cash paid during the period for
  Interest                                      $    67,217          $    68,049
                                                ===========          ===========

  Income taxes                                  $       120          $     1,522
                                                ===========          ===========

Supplemental Schedule Relating to Acquisitions
                                                    1998                   1997
                                                   ------                 ------
                                                       (Dollars in thousands)
Property and equipment                          $         -          $    27,965
Deferred franchise costs                                  -               53,797
Goodwill and other intangible assets                      -                2,738
                                                -----------          -----------

                                                $         -          $    84,500
                                                ===========          ===========

Noncash Investing and Financing Activities

On February 12, 1998, the Company exchanged a partnership interest for a warrant to acquire Class A common stock in Hyperion Telecommunication, Inc. (See Note
3).

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 3 - GAIN FROM EXCHANGE OF PARTNERSHIP INTEREST

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

NOTE 4 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at September 30, 1998 and December 31, 1997 are as follows:

                                          September              December
                                          30, 1998               31, 1997
                                        --------------         --------------
                                               (Dollars in thousands)

Aggregate cost basis                    $      22,981          $      13,684
Unrealized gain (loss)                        (15,260)                   768
                                        -------------          -------------

Fair value                              $       7,721          $      14,452
                                        =============          =============


All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $3,664,000 and $361,000 are included in the accompanying consolidated statements of operations and comprehensive income (loss) for 1998 and 1997, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 210,000 customers in southern New Jersey at September 30, 1998. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $76,189,000 and $77,880,000 at September 30, 1998 and December 31, 1997, respectively.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 5 - INVESTMENTS, PRINCIPALLY IN AFFILIATES, (continued)

Summarized statements of operations of Garden State, accounted for under the equity method for the nine months ended September 30, 1998 and 1997, are as follows:
                                                 1998                 1997
                                             --------------       --------------
                                                    (Dollars in thousands)
Results of Operations
Revenues                                     $      84,853        $      81,754
Operating expenses                                 (34,437)             (34,240)
Management and consulting fees                      (5,091)              (4,905)
Depreciation and amortization                      (22,515)             (33,853)
                                             -------------        -------------

                        OPERATING INCOME            22,810                8,756

Interest expense                                   (16,725)             (17,049)
                                             -------------        -------------

                        NET INCOME (LOSS)    $       6,085        $      (8,293)
                                             =============        =============

NOTE 6 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at September 30, 1998 and December 31, 1997:

                                                                                 September              December
                                                                                 30, 1998               31, 1997
                                                                               --------------         --------------
                                                                                      (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                                       $     687,979          $     687,082
10-1/2% senior subordinated notes due September 15, 2006                             294,137                293,781
7-5/8% senior notes due February 15, 2008 (a)                                        148,347                      -
8-1/4% senior subordinated notes due February 15, 2008 (b)                           148,190                      -
Bank credit facility (c)                                                                   -                240,000
11.30% senior promissory notes due September 1, 2000                                       -                 45,000
11.84% senior promissory notes due May 15, 1998                                            -                 10,500
9.93% senior promissory notes due September 30, 2001                                       -                 11,625
Obligations under capital leases                                                       2,712                  7,318
                                                                               -------------          -------------

                                                                               $   1,281,365          $   1,295,306
                                                                               =============          =============

(a) These notes, which are stated net of unamortized discount of $1.7 million at September 30, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds, together with the proceeds from the 8-1/4% senior subordinated notes discussed below, were used to provide funds for the early extinguishment of debt and to pay down the bank credit facility.

(b) These notes, which are stated net of unamortized discount of $1.8 million at September 30, 1998, were issued through a private placement in February 1998. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The Company may, at its option, prepay the notes beginning in 2003. The net proceeds were used as discussed in (a) above.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 6 - LONG-TERM DEBT, (continued)

(c) On August 4, 1998, the Company amended and restated its existing bank credit facility. The new facility establishes unsecured revolving credit facility commitments under which the Company may borrow up to $300 million, which can be increased to $550 million under certain conditions. The Company intends to use the availability under this facility for operations, capital expenditures, general corporate purposes and possibly for future acquisitions of cable systems. The commitments under this facility expire on March 31, 2006. As of September 30, 1998, no amounts were outstanding under this facility.

NOTE 7 - DISCONTINUED OPERATIONS

Effective October 31, 1997, Lenfest MCN, Inc. (formerly MicroNet, Inc.) and Lenfest MCN Delmarva Associates LP (formerly MicroNet Delmarva Associates LP), collectively "MCN", each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service business. The assets sold were not material to the cable television operations of the Company. The net assets of MCN have been separately classified in the accompanying condensed consolidated balance sheet under the caption "Net assets of discontinued operations" and consist of the following at September 30, 1998 and December 31, 1997:

                                        September              December
                                        30, 1998               31, 1997
                                      --------------         --------------
                                             (Dollars in thousands)

Accounts receivable                   $           -          $       2,660
                                      =============          =============

Operating results of MCN for the three month and nine month periods ended September 30, 1997 is shown separately in the accompanying consolidated statements of operations under the caption Discontinued Operations and consist of the following:

                                                  Three               Nine
                                                 Months              Months
                                                  Ended              Ended
                                              September 30,       September 30,
                                                  1997                1997
                                              --------------     --------------
                                                  (Dollars in thousands)

Revenues                                      $       4,457       $     13,853
Operating expenses                                   (3,524)            (9,028)
Depreciation and amortization                          (951)            (2,727)
                                              -------------       ------------

                   OPERATING INCOME (LOSS)              (18)             2,098

Interest expense                                       (176)              (526)
Other income                                              -                 30
Income tax (expense)                                     77               (449)
                                              -------------       ------------

                         NET INCOME (LOSS)    $        (117)      $      1,153
                                              =============       ============

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

The net income tax benefit differs from amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes primarily from nondeductible amortization on goodwill and certain other intangibles, change in valuation allowance for deferred tax asset and provision for state income taxes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In November 1994, Mr. Lenfest and TCI International, Inc., an affiliate of TCI, jointly and severally guaranteed $67 million in program license obligations of the distributor of Australis' movie programming. As of September 30, 1998, the Company estimates that the guarantee under the license agreements was approximately $32.2 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to $33.5 million. Effective March 6, 1997, as subsequently amended, Mr. Lenfest released the parent Company and its cable operating subsidiaries from their indemnity obligation until the last to occur of January 1, 1999, and the last day of any fiscal quarter during which the Company could incur the indemnity obligation without violating the terms of its bank credit facility. Certain of the Company's non-cable subsidiaries have agreed to indemnify Mr. Lenfest for his obligations under the guarantee. As a result, the Company will remain indirectly liable under the non-cable subsidiary indemnity.

As disclosed in the Company's report filed on Form 10-Q for the period ended June 30, 1998, the Company believes that Mr. Lenfest's guarantee will not be called; and so the Company's non-cable subsidiaries will not be required to pay any amounts to Mr. Lenfest pursuant to the indemnification. As of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 9 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company owned by the Plaintiff, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleges that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of $718 million (approximately U.S. $426 million as of September 30, 1998). The Plaintiff also alleges that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and ended on September 30, 1998. The Company expects a decision in the first quarter of 1999. Neither it nor its counsel can predict the outcome of the trial.

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




The September 30, 1998 and 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The review report of Pressman Ciocca Smith LLP is included in Part I, Item 1.