Form 10-K
period 1998-12-31
LENFEST COMMUNICATIONS INC
filed 1999-03-31
CIK 1000450

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 33-96804


                          LENFEST COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         23-2094942
         --------                                      ----------------
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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of March 27, 1999: 158,896 shares of Common Stock, $0.01 par value per share. All shares of the Registrant's Common Stock are privately held, and there is no market price or bid and asked price for said Common Stock.

                          LENFEST COMMUNICATIONS, INC.

                                TABLE OF CONTENTS



Part I

Item 1   BUSINESS...............................................................

Item 2.  DESCRIPTION OF PROPERTY................................................

Item 3.  LEGAL PROCEEDINGS......................................................

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................


Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS....................................................

Item 6.  SELECTED FINANCIAL DATA................................................

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.............................

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...............................................


Part III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................

Item 11.EXECUTIVE COMPENSATION..................................................

Item 12.SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.............................................................

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................


Part IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........

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

         The Company's wholly owned and operated systems (the "Systems") are located primarily in areas surrounding Philadelphia (Eastern Pennsylvania, Southern New Jersey and Northern Delaware) in predominantly middle and upper-middle income areas that in recent years have had favorable household growth and income characteristics. Management believes the "clustering" of its Systems and the favorable demographics of its service area have contributed to its high operating cash flow growth and margins. From January 1, 1994 through December 31, 1998, the Company's Systems and its advertising subsidiary (collectively, the "Core Cable Television Operations") have experienced an average Adjusted EBITDA margin of 48.7%. (Adjusted EBITDA and Adjusted EBITDA margin are defined in the footnotes to the table under Item 6 "Selected Financial Data".)

         As of December 31, 1998, the Company's Systems served approximately 1,014,200 basic customers and passed approximately 1,382,600 homes. At December 31, 1998, the Company also held equity interests in other cable television entities serving approximately 450,100 basic customers, of which approximately 356,700 were in areas near or contiguous to the Systems. The Company's attributable portion in such other cable television entities is approximately 187,000 basic customers, giving the Company a combined domestic base of approximately 1,201,200 basic customers.

         H. F. (Gerry) Lenfest, President and Chief Executive Officer of the Company, together with his children, and AT&T Corp. ("AT&T"), through an indirect wholly owned subsidiary of AT&T's subsidiary, Tele-Communications, Inc. ("TCI"), LMC Lenfest, Inc., each beneficially owns 50% of the Company's outstanding common stock. Mr. Lenfest is a cable industry pioneer who founded the Company in 1974 and has grown the Company both internally and through acquisitions. The Company believes that its affiliation with TCI provides substantial benefits, including the ability to purchase programming and equipment at rates approximating those available to TCI. See "Business -- Relationship with TCI" and "-- Programming and Equipment Supply."

         Mr. Lenfest and LMC Lenfest, Inc. have an agreement that provides, together with the amended and restated Certificate of Incorporation of the Company, that Mr. Lenfest has the right to designate a majority of the Board of Directors of the Company until January 1, 2002. During such period, vacancies in respect of the directors designated by Mr. Lenfest are to be filled by designees of Mr. Lenfest or in the event of Mr. Lenfest's death, of The Lenfest Foundation. Thereafter, the Lenfest Family (H.F. (Gerry) Lenfest, his wife, Marguerite Lenfest, their issue, and The Lenfest Foundation) and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.


Operating Strategy

         Management believes that the Company has continued growth potential in the business of providing analog television programming services, as well as in the business of providing new products such as Internet access, digital video and audio programming services, paging and other data services. As a base for achieving that growth, the Company has implemented the following:

o Field Operations: The Company's operations are clustered in one extended market area, divided into four regions of approximately equal size. Management of these regions provides individualized focus on the day-to-day requirements of the operations, including plant maintenance, installations of new customers and service and repair functions.

o Customer Management (i.e., Billing) System: The Company uses one common Customer Management System platform. That standardized platform now allows fulfillment of work order scheduling, sales, service and repair and billing inquiries from any location for the entire cluster. This state-of-the-art Customer Management System will also be the platform for support of all new products.

o Customer Service: In May, 1997, the Company opened a Customer Satisfaction Center ("Call Center") in New Castle County, Delaware. By year end 1998, the Company supported the entire customer base from that location. The Company intends to use the Call Center to provide billing, sales and service for cable television and all new products.

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


Overview of Core Cable Television Operations

Development Of The Systems

         The Company has grown since its founding in 1974 both through the internal growth of its owned and operated cable television systems and through acquisitions. Through its acquisitions, the Company has successfully developed a substantial cluster of contiguous cable operating systems, which comprise the Systems. This single cluster is located in areas surrounding Philadelphia, all of which are no more than a two hour drive from the corporate offices of Suburban Cable TV Co. Inc. ("Suburban") in Oaks, Pennsylvania, which is approximately 20 miles northwest of Philadelphia.

         The following table provides customer data for each of the years in the five-year period ended December 31, 1998, for the Company's owned and operated and affiliated cable television systems.

--------------------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                             -----------------------------------------------------------
                                               1994        1995        1996         1997        1998
                                               ----        ----        ----         ----        ----
Owned and Operated
Homes passed
   Beginning of period                        870,718     892,549      904,753    1,278,673   1,356,299
   Internal growth                             21,831      12,204       26,424       30,541      26,282
   % Internal growth                             2.51 %      1.37 %       2.11 %       2.30 %      1.93 %
   Acquired                                       ---         ---      347,496       47,085         ---
   End of period (a)                          892,549     904,753    1,278,673    1,356,299   1,382,581

Basic customers
   Beginning of period                        550,703     577,377      596,366      927,249     991,758
   Internal growth                             26,674      18,989       24,817       27,564      22,439
   % Internal growth                             4.84 %      3.29 %       2.75 %       2.86 %      2.26 %
   Acquired                                       ---         ---      306,066       36,900         ---
   End of period (a)                          577,377     596,366      927,249      991,758   1,014,197

Affiliated Systems
Homes passed
   Beginning of period                        505,521     518,425      538,082      594,068     607,399
   Internal growth                             12,904      19,657       25,053       13,331      12,440
   % Internal growth                             2.55 %      3.79 %       4.40 %       2.24 %      2.04 %
   Acquired                                       ---         ---       30,933          ---         ---
   End of period                              518,425     538,082      594,068      607,399     619,839
   Attributable homes passed at
     end of period  (b)                       185,457     229,390      248,720      254,294     259,226
Basic customers
   Beginning of period                        353,935     366,041      384,480      431,819     441,277
   Internal growth                             12,106      18,439       25,686        9,458       8,862
   % Internal growth                             3.42 %      5.04 %       6.32 %       2.19 %      2.00 %
   Acquired                                       ---         ---       21,653          ---         ---
   End of period                              366,041     384,480      431,819      441,277     450,139
   Attributable basic customers               130,247     162,338      179,118      182,886     186,648
     at end of period  (b)

----------
(a) Customers and homes passed for 1996 and 1997 have been restated as a result of the conversion to a single billing system in 1997 resulting in unified criteria for calculating customers and homes passed.
(b) For each affiliated cable television system, the number of attributable homes passed and attributable basic customers is determined by multiplying the Company's percentage equity interest in such cable television system by the actual homes passed and actual basic customers of such system. As of December 31, 1998, the Company held a 50% equity interest in Garden State Cablevision L.P., an effective 30% equity interest in the cable television subsidiaries of Susquehanna Cable Co., a 45% equity interest in Raystay Co. and a 30% equity interest in Clearview Partners. See "-- Unrestricted Cable Television Systems." The Company receives no direct customer revenue from attributable basic customers.

--------------------------------------------------------------------------------

Technical Overview and Upgrade Strategy

         The Company utilizes a combination of coaxial and fiber optic cables to distribute a wide range of programming and other broadband services to its customers. As of December 31, 1998, approximately 96% of the Systems had the capacity to carry a minimum of 52 analog channels, and approximately 30% had the capacity to carry a minimum of 78 analog channels.

         The Company has commenced an upgrade of the Systems to increase the channel capacity, improve the system reliability and provide the capability for carrying enhanced, interactive two-way services such as telephony and Internet access. The upgrade of the distribution plant will increase the total bandwidth to 870 MHz utilizing a hybrid fiber coaxial design architecture ("HFC"). The HFC network will serve approximately 500 homes from each node and will be supported with back-up battery power and status monitoring. The HFC architecture will improve the reliability of the network by reducing the number of cascaded amplification devices. The 870 MHz bandwidth will permit the simultaneous carriage of up to 135 analog television channels, or a combination of fewer analog channels supplemented with digital channels and other enhanced two-way interactive services.

         Utilizing digital compression technology, up to 12 television program channels can be compressed into the same spectrum that would be used by one analog channel. The Company began field testing digital set top terminals in 1998, and will be launching digital video services to all Systems during 1999. The initial digital service offering will include approximately 35 channels of programming (a multiplex of premium channels, a variety of basic cable programming, services such as Discovery Kids, Speedvision, ESPNews, and Romance Classics), 30 channels of digital music and an electronic program guide. This new service will be offered for an additional fee and will require a digital set top box.


Rates And Ancillary Revenue Sources

         Lenfest's cable television systems typically offer four levels of programming services: basic; cable programming service ("CPS"); premium services; and pay-per-view. As of December 31, 1998, the basic service package consisted of local off-air broadcast channels, and public service/access channels. The monthly rate charged for the basic service package ranged from $8.32 to $14.00. The CPS package consisted of satellite-delivered networks such as ESPN, MTV, CNN, The Discovery Channel and USA Network. The monthly rate for the CPS package ranged from $13.62 to $20.96. Rates for basic services and customer equipment and installation are currently subject to governmental regulation. The authority of the FCC to regulate CPS tier rates expires on March 31, 1999. See "Legislation and Regulation."

         The Company also offers premium services, which include HBO, Cinemax, The Movie Channel, Showtime and STARZ. As of December 31, 1998, the monthly charge for each of these services, priced individually, ranged from $8.95 to $11.95. Rates for premium services and pay-per-view services are currently exempt from governmental regulation. See "Legislation and Regulation."

         Lenfest's systems typically offer four channels of pay-per-view services, which include feature movies, special events and adult programming. As of December 31, 1998, prices for movies and adult programming ranged from $1.95 to $6.95. Special event prices vary considerably based upon the type of event.

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


Programming and Equipment Supply

         Through an agreement with Satellite Services, Inc. (a wholly owned subsidiary of TCI), the Company is able to purchase a majority of its programming services at rates closely approximating those paid by TCI, although the Company retains the option to purchase programming from other parties. Management believes that these rates are significantly lower than the Company could obtain independently. Programming is the Company's largest single expense item, accounting for 25.5% of total operating expense during 1998. The four cable television operators in which the Company has an equity interest (Garden State Cablevision L.P., Susquehanna Cable Co., Clearview Partners and Raystay Co.) also obtain a significant amount of their programming pursuant to this agreement.

         In addition, the Company has been placed on the "approved list" of major equipment vendors to receive the same discounts on equipment purchases as are received by TCI. There can be no assurance that the Company will continue to be eligible to receive these equipment discounts in the future.


Franchises

         As of December 31, 1998, the Company held 339 cable television franchises. These franchises are all non-exclusive and provide for the payment of fees to the issuing authority. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") prohibits franchising authorities from imposing annual franchise fees in excess of 5% of the gross revenues attributable to customers located in the franchise area and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. For the year ended December 31, 1998, franchise fee payments made by the Company have averaged approximately 3.3% of gross cable television revenues.

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


Unrestricted Cable Television Systems

         In addition to the Systems, at December 31, 1998, Lenfest held investments in four cable television system entities. Lenfest holds a 50% equity interest in Garden State Cablevision L.P. ("Garden State"); an effective 30% equity interest in the cable subsidiaries of Susquehanna Cable Co. ("SCC"); a 45% equity interest in Raystay Co. ("Raystay"); and a 30% equity interest in Clearview Partners ("Clearview"). As of December 31, 1998, these entities operated cable television systems serving approximately 450,100 basic customers, of which approximately 356,700 were in areas contiguous to the Systems. As a result of Lenfest's investment in these companies, the companies participate in Lenfest's programming purchasing relationship with Satellite Services, Inc. See " -- Programming and Equipment Supply."

         Garden State serves the Cherry Hill, New Jersey area. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1998 for Garden State's cable television system.

                                                                   Year Ended December 31,
                                                          ---------------------------------------------
                                                            1996               1997              1998
                                                          -------            -------            -------
         Homes passed  ...............................    294,390            297,783            301,672
         Basic customers  ............................    204,179            208,204            212,494
         Basic penetration  ..........................       69.4%              69.9%              70.4%

         SCC has systems in York and Williamsport, Pennsylvania as well as smaller systems in Maine, Mississippi, Illinois and Indiana. The following table provides customer data at year-end for each of the years in the three-year period ended December 31, 1998 for SCC's cable television systems.

                                                                   Year Ended December 31,
                                                          ---------------------------------------------
                                                            1996               1997              1998
                                                          -------            -------            -------
         Homes passed  ...............................    206,715            211,778            217,140
         Basic customers  ............................    159,871            164,186            166,917
         Basic penetration  ..........................       77.3%              77.5%              76.8%

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

         Raystay owns and operates cable television systems in Pennsylvania. The following table provides customer data at year end for each of the years in the three-year period ended December 31, 1998 for Raystay's cable television systems.

                                                                   Year Ended December 31,
                                                          ---------------------------------------------
                                                            1996               1997              1998
                                                          -------            -------            -------
         Homes passed  ...............................     79,029             83,451             86,269
         Basic customers  ............................     57,743             59,085             60,719
         Basic penetration  ..........................       73.1%              70.8%              70.4%

         As of January 25, 1999, the Company, through its indirect wholly owned subsidiary, Lenfest Raystay Holdings, Inc., entered into an agreement to acquire the 55% of the stock of Raystay held by other shareholders.

         Clearview owns and operates cable television systems in Pennsylvania and Maryland. As of December 31, 1998, Clearview had approximately 10,009 basic customers and passed approximately 14,758 homes.

Lenfest Advertising, Inc. (d/b/a Radius Communications)

         Radius Communications is in the business of selling and inserting advertising on the local avails given to the cable operators on all satellite delivered channels.

         Effective January 1, 1997, Radius, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with a subsidiary of Comcast Corporation ("Comcast") for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of cable customers of the Company and Comcast in the designated market area at the beginning of the year. For 1998, Radius' partnership interest was 71%. The partners have equal representation on the Executive Committee, and Radius has been the managing partner of the partnership since its inception.

         In addition, at December 31, 1998, Radius provided local cable advertising sales and insertion for the Company and sixteen other cable television system operators with approximately 2.3 million customers, of which approximately 1,014,200 were customers of the Company.

StarNet, Inc.

         StarNet, Inc. offers program promotion for basic, premium and pay-per-view cable television through its "NuStar" service. StarNet also holds a 28% interest in a joint venture with Prevue Networks, Inc. ("Prevue"). The joint venture is managed and operated by Prevue.

         NuStar delivers and inserts fully tagged promotional spots for programming into 25 cable television networks. Each spot targets specific viewer groups and includes time specific information, channel numbers and system logos. Up to 65 different programs are promoted monthly through NuStar. The spots are delivered by NuStar through its satellite transponder to proprietary equipment in cable system headends. NuStar launched its service in 1989, and as of December 31, 1998 served cable television systems having 23 million customers. In December 1996, StarNet converted its service to Digicipher II delivery on a KU Band transponder and relaunched the NuStar service as Customized NuStar and Classic NuStar. Customized NuStar provides individual MSO's with their own satellite feed in order to insert promotional spots of their own choosing.

Other Investments

Lenfest International, Inc.

         Subsidiaries of the Company and TCI each are partners in L-TCI Associates, a partnership which held, as of December 31, 1998, a 29.0% interest in Videopole, a French cable television company serving rural areas of France and suburbs of Paris. As of December 31, 1998, Videopole held franchises in areas with nearly 547,000 homes, had built cable television systems passing approximately 350,000 homes, and served approximately 130,000 customers. Videopole is controlled by Synergie Developpement et Services ("SDS") which is a wholly owned subsidiary of D' Electricite De France, the French state-owned electric company.

         As of December 31, 1998, the Company's indirect interest in Videopole was 23.2% and TCI's indirect interest was 5.8%.

         As of January 20, 1999, the Company, through its subsidiary, Lenfest International, purchased the 71% of Videopole owned by SDS. As a result, Lenfest International holds a direct and indirect 94.2% interest in Videopole.

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

         Private satellite master antenna television (SMATV), direct broadcast systems (DBS), and Multi-channel Multipoint Distribution systems (MMDS) are the three types of companies that offer direct competitive services. The possibility of additional hardwire competition from companies like Bell Atlantic, RCN, Connectiv, or PECO exists, but due to the level of effort required to build and develop a hardwired video distribution service, the Company estimates any significant threat from these entities to be several years away. RCN has filed to be an OVS operator in a number of Suburban's franchise areas. Although RCN has obtained franchise agreements in some of these areas, to the best of the Company's knowledge, it has not started construction of any plant yet.

         Cable operators face competition from SMATV systems that serve condominiums, apartment and office complexes and private residential developments. SMATV systems offer both reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. SMATV operators often enter into exclusive agreements with building owners or homeowners' associations. These services currently cannot offer non-broadcast local programming.

         Cable communications systems also compete with wireless program distribution services such as MMDS which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. At the beginning of 1998 there were two MMDS operators providing broadcast and satellite programming to subscribers in areas served by the Systems, CAI Wireless and Orionvision. During 1998, CAI Wireless ceased residential service in the Philadelphia market. Its commercial business was sold to OnePoint Communications, which operates only commercial services. Suburban is aggressively pursuing a number of former CAI residential properties. Orionvision currently has 5,000 customers within a 30 mile radius of its tower in Corbin City, New Jersey. About 60% of Orionvision's customer base falls within Suburban Cable's New Jersey franchise areas. This service using analog technology, offers fewer channels, albeit at a lower price, than are currently available through Suburban Cable. The customer is required to have an antenna installed on his house and needs a converter box to translate the signals.

         Additionally, the FCC has adopted regulations allocating frequencies in the 28-Ghz band for a new multichannel wireless video service called Local Multipoint Distribution Service ("LMDS") that is similar to MMDS. WNP Communications was the top bidder for the spectrum allocated to the Philadelphia market. To date no announcement about planned services has been made.

         Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include direct broadcast satellite service, commonly known as DBS. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 10.6 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with medium and high-power satellites typically offer to their subscribers more than 150 channels of programming, including program services similar to those provided by cable systems.

         DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. DBS service currently has certain competitive advantages and disadvantages compared to cable service. Advantages of DBS service include more programming, greater channel capacity and the digital quality of signals delivered to subscribers. The disadvantages of DBS service include high up-front customer equipment and installation costs and a lack of local programming.

         Two major companies are currently offering nationwide high-power DBS services. Both companies have recently announced separate transactions that, if completed, may significantly enhance the number of channels on which they can provide programming to subscribers and may improve significantly their competitive positions against cable operators. In addition, the FCC and Congress are presently considering proposals to enhance the ability of DBS providers to transmit local broadcast signals to local markets. The

Company is unable to predict the effect these transactions and proposals may have on its business and operations.

         DBS offers sports and movie packages to its customers that Suburban Cable cannot currently offer due to technical and regulatory constraints. Higher DBS penetrations are achieved in the rural areas where fewer customers can get connected to cable at a reasonable cost.

         DirecTV/USSB is now making concerted efforts to provide service to a number of Suburban Cable's commercial/bulk accounts. Additionally, in 1998 Bell Atlantic signed an agreement with DirecTV to sell DirecTV/USSB services to residential customers as well as commercial/MDU accounts, in certain of its operating areas. Bell Atlantic has commenced offering this service in certain parts of Suburban Cable's service areas.

         During 1999, certain of the Company's cable systems will offer, or plan to offer, interactive online computer services to subscribers. This service will compete with a number of other companies, many of whom have substantial resources, such as:

         o        Existing Internet service providers, commonly known as ISP's
         o        Local telephone companies
         o        Long distance telephone companies
         o        Satellite providers, including DirecTV

         Recently, a number of companies, including telephone companies and ISP's, have requested local authorities and the FCC to require cable operators to provide access to cable's broadband infrastructure so that these companies may deliver competitive Internet services directly to customers over cable facilities. In a recent report to Congress, the FCC declined to institute an administrative proceeding to examine this issue at this time. At the present time, certain municipalities are attempting to impose access obligations on a cable operator as a condition for obtaining municipal consent for franchise transfers or renewals; however, such conditions are currently being challenged in court. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider similar actions in the future.

         The deployment of Asymmetric Digital Subscriber Line technology, known as ADSL, will allow Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Several telephone companies are introducing ADSL service and have requested the FCC to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. The Company is unable to predict the likelihood of success of the online services offered by its competitors or the impact on its business and operations of these competitive ventures.

         Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry or on the operations of the Company.


Employees

         As of December 31, 1998, the Company had 1,988 full-time employees, of which 152 employees were covered by collective bargaining agreements at two locations.

         As of December 31, 1998, the Company's Core Cable Television Operations had 1,657 full-time employees, of which 152 employees were covered by collective bargaining agreements at two locations.

         The Company considers its relations with its employees to be good.


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

         Rate Regulation. Nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic cable services and associated equipment, and refunds can be required.

         Additionally, the FCC reviews rates for non-basic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities (through March 31, 1999, only); prohibits cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; and has adopted regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment. Regulation of non-basic tier rates is scheduled to terminate on March 31, 1999. Regulation of basic tier cable rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expanded the definition of "effective competition" to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS.

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

         Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to obtain a local franchise by a local governmental body. A recent appellate court decision however has held, contrary to an earlier FCC ruling, that municipalities may require OVS operators to obtain a franchise. The FCC has sought rehearing before the court on this question.

         The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, pending completion of an ongoing rulemaking proceeding. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

         Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator. This rule is presently undergoing judicial review and the FCC is considering changes to the rule.

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

         Other FCC Regulations. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; application of the rules governing political broadcasts; customer service; technical standards; home wiring and limitations on advertising contained in non-broadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which will result in substantial increases in payments by cable operators to utilities for pole attachment rights when telecommunications services are delivered by cable systems.

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

         The Company owns or leases real property for signal receptions sites and business offices in many of the communities served by its systems and for its principal operating offices. See "Certain Transactions." On March 21, 1996, Suburban entered into a lease for office space at 200 Cresson Boulevard, Oaks, PA. The Company has moved administrative operations to this single location. The office has approximately 57,000 square feet, which management believes is adequate. The Company has exercised an option to buy this site, and closing is expected to occur by the end of the second quarter of 1999. In 1997, the Company, through one of its non-cable subsidiaries, purchased land adjacent to its Oaks, PA office location where the Company expects to build a master head-end facility.

         The Company also has exercised an option to purchase the property in New Castle County, Delaware where its Call Center is located. That purchase is expected to close in the first quarter of 2000.

         Management believes that its properties are in good operating condition and are suitable and adequate for the Company's business operations.


Item 3.    LEGAL PROCEEDINGS.

         On January 20, 1995, Mr. Albert Hadid filed suit in the Federal Court of Australia, New South Wales District Registry, against Australis Media Ltd, ("Australis") the Company and several other entities and individuals including
H. F. Lenfest (the "Defendants"), involved in the acquisition of a company of which Mr. Hadid was the controlling shareholder, the assets of which included the right to acquire License B from the Australian government. Mr. Hadid alleged that the Company and Mr. Lenfest breached fiduciary duties that they owed to him and claimed damages of A$220 million. In August 1995, Mr. Hadid amended the suit to include allegations that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and to claim total damages of A$718 million (approximately U.S. $440 million as of December 31, 1998). The Defendants denied all claims made against them by Mr. Hadid and stated their belief that Mr. Hadid's allegations are without merit.

         The trial in this action began on February 2, 1998 and finished on September 30, 1998. A decision is expected by mid year 1999.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.


Item 5.    MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         There is no established public trading market for the Company's common stock. As of March 26, 1999, there were five record holders of the Company's common stock. No dividends have been paid on the Company's common stock in the period from January 1, 1996 through December 31, 1998. In addition, the borrowing agreements which were and are in effect between the Company and the lenders party thereto during such periods prohibit the payment of any dividends.


Item 6.    SELECTED FINANCIAL DATA.

Summary Consolidated Financial And Operating Data (Dollars In Thousands Except Per Customer Data)

         The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 set forth below have been derived from the audited Consolidated Financial Statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements for each of the three years in the period ended December 31, 1998 included elsewhere in this Form 10-K. The statement of operations data with respect to the fiscal years ended December 31, 1994 and 1995 have been derived from audited consolidated financial statements of the Company not included herein.

---------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                          (Dollars in thousands)
Statement of Operations Data               1994           1995            1996            1997             1998
                                       -------------  -------------   -------------  ---------------  ---------------
Revenues                               $  226,185      $ 254,225      $   381,810     $   447,390      $   470,409
Programming expenses                       49,267         55,322           82,804          93,088          104,535
Selling, general & administrative          50,269         55,262           82,688         105,470          105,058
Technical and other                        27,269         34,529           50,449          56,109           65,335
Depreciation and amortization              72,813         74,272          111,277         129,939          135,358
                                         ---------       --------       ----------      ----------       ----------
    Operating income                       26,567         34,840           54,592          62,784           60,123
Interest expense                          (47,749)       (60,909)        (107,201)       (120,788)        (120,119)
Other income and expense (net)             (7,072)         4,245          (90,361)        (42,752)          10,579
                                         ---------       --------       ----------      ----------       ----------
    Loss from continuing operations
    before income taxes                   (28,254)       (21,824)        (142,970)       (100,756)         (49,417)
Income tax benefit (net)                   10,174         10,724           14,329          36,179            3,140
                                         ---------       --------       ----------      ----------       ----------
Loss from continuing operations           (18,080)       (11,100)        (128,641)        (64,577)         (46,277)
Discontinued operations, net of taxes       (819)           (395)            363          33,738           -
Extraordinary loss, net of taxes              ---         (6,739)          (2,484)             ---          (7,360)
                                         =========       ========       ==========      ==========       ==========
    Net loss                            $ (18,899)     $ (18,234)      $ (130,762)     $  (30,839)      $  (53,637)
                                         =========       ========       ==========      ==========       ==========

Balance Sheet Data
    (end of period)
Total assets                           $  664,555      $ 843,110      $ 1,221,788     $ 1,219,720      $ 1,175,127
Total debt                                626,121        810,725        1,312,863       1,295,306        1,296,553
Stockholders' equity  (deficit)           (49,609)       (45,192)        (233,790)       (254,264)        (312,824)


Core Cable Television Operations  (Restricted Group)

Financial Ratios and Other Data  (a)
Revenues                               $  212,800      $ 232,155      $   365,508     $   435,052      $   458,819
Adjusted EBITDA  (b)                      105,711        115,261          183,012         208,070          213,521
Adjusted EBITDA margin  (c)                  49.7 %         49.6 %           50.1 %          47.8 %           46.5 %
Interest expense                       $   47,016      $  59,966      $   105,463    $    120,549      $   120,119
Capital expenditures  (d)                  42,162         40,168           52,991          90,944           98,539
Total debt                                616,657        807,535        1,309,735       1,293,579        1,296,553
Ratio of total debt to Adjusted EBITDA       5.83 x         7.01 x           7.16 x          6.28 x           6.07 x
Monthly revenue per average
    basic cable customer               $    31.44      $   32.97      $     35.31     $     37.78      $     38.12
Annual Adjusted EBITDA per average
    basic cable customer                   187.42         196.40           212.13          216.85           212.89
Annual capital expenditures per
    average basic cable customer  (d)       74.75          68.44            61.42           92.78            98.25

Summary Customer Data
    (end of period)  (e)
Homes passed                              892,549        904,753        1,278,673       1,356,299        1,382,581
Basic cable customers                     577,377        596,366          927,249         991,758        1,014,197
Basic penetration                            64.7 %         65.9 %           72.5 %          73.1 %           73.4 %

(a) The Core Cable Television Operations (Restricted Group) consists of all of the Company's wholly owned cable television subsidiaries and Radius Communications. Beginning in 1998, the Company made the decision to include Radius Communications in the Restricted Group. Prior year data is restated to reflect continuing operations including Radius. Financial ratios and other information are presented for the Restricted Group to facilitate the evaluation of the results of operations of those operating entities on which the Company relies to service all of its debt obligations.

(b) Adjusted EBITDA represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. Adjusted EBITDA should not be considered by an investor as an alternative to net income (loss), as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA is not a measure under generally accepted accounting principles.

(c) Adjusted EBITDA margin measures Adjusted EBITDA as a percentage of revenues.

(d)  Excludes the purchase price of acquisitions consummated during the period.

(e) Customers and homes passed for 1996 and 1997 have been restated as a result of the conversion to a single billing system in 1997 resulting in unified criteria for calculating customers and homes passed.
--------------------------------------------------------------------------------

CAPITALIZATION

         The following table sets forth the consolidated capitalization and cash and cash equivalents of the Company as of December 31, 1998.

                                                                      (Dollars in thousands)

Cash and Cash Equivalents                                      $                     9,802
                                                             ==============================

Total Debt

Bank credit facility                                           $                    15,000
7 5/8% Senior Notes, net of discount                                               148,377
8-3/8% Senior Notes, net of discount                                               688,284
Obligations under capital leases                                                     2,412
8-1/4% Senior Subordinated Notes, net of discount                                  148,221
10-1/2% Senior Subordinated Notes, net of discount                                 294,259
                                                             ------------------------------
Total debt                                                     $                 1,296,553
                                                             ------------------------------

Stockholders' Equity  (Deficit)
Common stock                                                   $                         2
Additional paid-in capital                                                          50,747
Accumulated deficit                                                               (359,149)
Accumulated other comprehensive income (loss)                                       (4,424)
                                                             ------------------------------
       Total stockholders' equity  (deficit)                                      (312,824)
                                                             ------------------------------
           Total capitalization                                $                   983,729
                                                             ==============================


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

         The Company has generated increases in revenues and Adjusted EBITDA for each of the past three fiscal years primarily through acquisitions and, to a lesser extent, through internal customer growth, increases in monthly revenue per customer, and growth in advertising and home shopping revenues. As used herein, "Adjusted EBITDA" represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Neither EBITDA nor Adjusted EBITDA is a measure under generally accepted accounting principles.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

CONSOLIDATED RESULTS

         Revenues for the company increased 5.2% to $470.4 million as compared to 1997, primarily as a result of the Company's Core Cable Television Operations.

         Service and Programming Expenses increased 13.9% to $169.9 million for the year ended December 31, 1998 compared to the prior year. These expenses are related to technical salaries, general operating, and network programming costs. The service and programming increase was primarily due to costs associated with the Core Cable Television Operations.

         Selling, General, and Administrative Expense decreased 0.4% to $105.1 million for the year ended December 31, 1998 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This decrease was primarily due to administrative expenses associated with the Core Cable Television Operations.

         Depreciation and Amortization Expense increased 4.2% to $135.4 million for the year ended December 31, 1998 compared to the prior year. This increase was primarily due to additional capital expenditures associated with the Core Cable Television Operations.

         Adjusted EBITDA increased 1.6% to $199.3 million for the year ended December 31, 1998 compared to the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 42.4% in 1998 compared to 43.9% for 1997. This decrease was primarily caused by costs associated with the Core Cable Television Operations.

         Interest Expense decreased 0.6% to $120.1 million for the year ended December 31, 1998 compared to the prior year. The decrease was primarily due to refinancing of existing indebtedness with debt carrying a lower interest rate.

         Loss from continuing operations before income tax decreased 51.0% to $49.4 million. The decrease was attributable to a loss associated with the write-down of the Company's investment in Australis. In 1997 the Company experienced an $44.6 million write-down of the investment in Australis. In 1998, the Company experienced no such write-down.


Core Cable Television Operations

         Beginning with the quarter ended December 31, 1998, the Company has included the consolidated financial results of Radius with the results of its cable television operations (collectively, the "Core Cable

Television Operations"). The financial results for the Company's Core Cable Operations have been restated to include the results of Radius since its inception in 1996.

         Revenues increased 5.5% to $458.8 million for the year ended December 31, 1998 compared to the prior year. This increase was due primarily to the revenue associated with the basic and CPS tiers and customer equipment and installation, ("regulated services"). The regulated service revenue increased 11.5% or $34.9 million compared to the prior year. This increase was primarily attributable to internal customer growth of approximately 2.3%, and rate increases occurring predominately in the second and fourth quarters. Non-regulated service revenue decreased 10.1% or $6.9 million for the year ended December 31, 1998 compared to the prior year. This decrease was primarily as a result of the regional sports network, Prism, ceasing operations on September 30, 1997. Revenues for Radius increased 39.0%, or $10.1 million, to $36.2 million, representing 42.8% of the increase in revenue for the Core Cable Television Operations for the year ended December 31, 1998 compared to the prior year. This increase was primarily attributable to increased advertising sales.

         Service and Programming Expenses increased 20.5% to $164.4 million for the year ended December 31, 1998 compared to the prior year. These expenses are related to technical salaries, general operating costs, and programming costs. The programming expense increase was primarily due to customer costs associated with the basic and CPS tier services. The technical service increase was primarily due to increased salary costs associated with the consolidation efforts of the Company. Service and programming expenses for Radius increased 44.3%, or $6.4 million, to $20.8 million, representing 22.8% of the increase in expenses of the Core Cable Television Operations for the year ended December 31, 1998. This increase was primarily attributable to increased advertising sales.

         Selling, General and Administrative Expense decreased 11.7% to $84.7 million for the year ended December 31, 1998 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This decrease was primarily due to the Company's cable television operations and the changing of its methodology of recording franchise fee expense, which occurred beginning with the quarter ended March 31, 1998 (see below). Selling, general and administrative expenses for Radius increased 18.9%, or $1.8 million, to $11.3 million for the year ended December 31, 1998 compared to the prior year. This increase was primarily due to increased selling expenses.

         Beginning with the quarter ended March 31, 1998, the Company determined that franchise fees collected and remitted would no longer be included as a revenue or expense item since the Company collects and remits the franchise fee to the appropriate authorities and since the fee appears as a separate line item on a customer's bill. The Company believes that its current method of accounting for the franchise fees is consistent with the financial statement presentation utilized in the cable television industry.

         Depreciation and Amortization Expense increased 5.0%, or $6.3 million, to $133.3 million for the year ended December 31, 1998 compared to the prior year. The depreciation and amortization expenses for Radius increased 36.9%, or $0.7 million, to $2.7 million for the year ended December 31, 1998 compared to the prior year. These increases were primarily due to increased capital expenditures related to the Company's cable systems and Radius.

         Adjusted EBITDA increased 2.6% to $213.5 million for the year ended December 31, 1998 compared to the prior year. The increase was primarily associated with increased regulated service revenue. The Adjusted EBITDA margin decreased to 46.5% in 1998 compared to 47.8% for 1997. This decrease was primarily caused by an increase in programming and service expenses. Excluding the consolidation of the Radius financial results, the Adjusted EBITDA margin for cable television operations decreased to 48.6% in 1998 compared to 49.8% for 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

CONSOLIDATED RESULTS

         The financial results for the Company's Core Cable Television Operations have been restated to include the results of Radius for the years ended 1997 and 1996.

         Revenues for the company increased 17.2% to $447.4 million as compared to 1996, primarily as a result of the Company's Core Cable Television Operations. The TCI Exchange, the Sammons Acquisition, the Salem Acquisition, the Shore Acquisition, and the Turnersville Acquisition, which are described in Note 4 to the financial statements included herein (collectively, the "Acquisitions"), accounted for approximately $40.2 million or 61.3% of the increase.

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

         Adjusted EBITDA increased 15.2% to $196.2 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 43.9% in 1997 compared to 44.6% for 1996. This decrease was primarily caused by one-time costs associated with the consolidation effort related to the Core Cable Television Operations.

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


Core Cable Television Operations

         Revenues increased 19.0% to $435.1 million for the year ended December 31, 1997 compared to the prior year. The increase was due primarily to the revenue associated with basic and CPS tiers and customer equipment and installation, ("regulated services"). The regulated service revenue increased 24.3% or $60.4 million compared to the prior year. This increase was primarily attributable to the realization of the full effect of the Acquisitions, internal customer growth of approximately 2.9%, and rate increases occurring predominately in the second and fourth quarters. Non-regulated service revenue decreased 7.1% or $6.0 million for the year ended December 31, 1997 compared to the prior year. This decrease was primarily as a result of the regional sports network, Prism, ceasing operations on September 30, 1997. On October 1, 1997, the Company added the new regional sports network, Comcast SportsNet to the regulated CPS tier. Advertising, home shopping, and non-recurring revenue increased 22.3% or $4.8 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily attributable to the Acquisitions and internal customer growth. Revenues for Radius increased 71.4%, or $10.9 million, to $26.1 million representing 15.6% of the increase in the revenues for the Core Cable Television Operations for the year ended December 31, 1997. This increase was primarily attributed to increased advertising sales.

         Service and Programming Expenses increased 17.3% to $136.4 million for the year ended December 31, 1997 compared to the prior year. These expenses are related to technical salaries, general operating costs, and programming costs. The technical service increase was primarily due to increased costs associated with the consolidation efforts of the Company's cable television operations, which included integrating the Acquisitions. The programming expense increase was primarily due to the Acquisitions and increased customer costs associated with the basic and CPS tier services. Service and programming expenses for Radius increased 69.3%, or $5.9 million, to $14.4 million, representing 29.3% of the increase in expenses for the Core Cable Television Operations for the year ended December 31, 1997. This increase was primarily due to increased advertising sales.

         Selling, General and Administrative Expense increased 34.8% to $95.9 million for the year ended December 31, 1997 compared to the prior year. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to the Acquisitions and expenses associated with the consolidation efforts of the Company, which included migrating customer service to the new Call Center. Selling, general and administrative expenses for Radius increased 60.6%, or $3.6 million, to $9.5 million representing 14.5% of the increase in expenses for the Core Cable Television Operations for the year ended December 31, 1997. This increase was primarily due to increased selling expenses.

         Depreciation and Amortization Expense increased 17.8%, or $19.2 million, to $126.9 million for the year ended December 31, 1997 compared to the prior year. This increase was primarily due to the Acquisitions as well as additional capital expenditures. Depreciation and amortization expenses for Radius increased $1.3 million to $1.9 million, representing 6.8% of the increase in expenses for the Core Cable Television Operation for the year ended December 31, 1997 compared to the prior year. Radius' increase was primarily due to increased capital expenditures.

         Adjusted EBITDA increased 13.7% to $208.1 million for the year ended December 31, 1997 compared to the prior year. The increase was primarily associated with the Acquisitions. The Adjusted EBITDA margin decreased to 47.8% in 1997 compared to 50.1% for 1996. This decrease was primarily caused by one-time costs associated with the consolidation efforts of the Company in its cable television operations.


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

         The FASB has also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS 131 effective January 1, 1998. The adoption of SFAS No. 131 did not have a significant impact on the Company's consolidated financial statements and the related footnotes.

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

         The FASB has also recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet adopted SFAS No.
133. The adoption of SFAS No. 133 is not expected to have a significant impact on the company's financial statement disclosures.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-1. The Company's current accounting treatment of these costs closely conforms to the requirements of SOP 98-1. Therefore, the adoption of SOP 98-1 is not expected to have a significant impact on the Company's consolidated financial statements and related footnotes.

         The AICPA recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-5. The adoption of SOP 98-5 is not expected to have a significant impact on the Company's consolidated financial statements and the related footnotes.


LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At December 31, 1998, the Company had aggregate total indebtedness of approximately $1,296.6 million. The Company's senior indebtedness of $854.1 million consisted of: (i) $836.7 million of 7 5/8% and 8 3/8% Senior Notes; (ii) obligations under the Bank Credit Facility (as defined below) of $15.0 million; and (iii) obligations under capital leases of approximately $2.4 million. At December 31, 1998, the Company had approximately $442.5 million of 8 1/4% and 10 1/2% Senior Subordinated Notes outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

         On August 4, 1998, the Company amended and restated its existing bank credit facility (as amended and restated, the "Bank Credit Facility"). The Bank Credit Facility establishes an unsecured revolving credit facility under which the Company may borrow up to $300 million, which can be increased to $550 million under certain conditions. The Company intends to use the availability under the Bank Credit Facility for operations, capital expenditures, general corporate purposes and possibly for future acquisitions of cable systems. The commitments under the Bank Credit Facility expire on March 31, 2006. As of December 31, 1998, $15.0 million was outstanding under the Bank Credit Facility. The Company expects to draw under the Bank Credit Facility for the funds to be used to acquire the Raystay stock. See "Business - Unrestricted Cable Television Systems".

         Loans outstanding under the Bank Credit Facility bear interest at floating rates. The Bank Credit Facility contains customary covenants, including restrictive covenants, which impose certain limitations on the Company and its wholly owned cable operating subsidiaries and Radius, including, among other things, incurring additional indebtedness, the payment of dividends, the repurchase of stock, the making of certain payments and purchases, the making of acquisitions and investments, the creation of certain liens, disposing or acquiring assets, sale-leaseback transactions, and transactions with affiliates. The Bank Credit Facility also includes financial covenants requiring the Company to maintain certain financial ratios at specified levels. The Bank Credit Facility also contains customary default provisions, including nonpayment of principal, interest, fees and other amounts when due, violation of covenants, failure of representations and warranties to be true and correct in all material respects when made, cross defaults and cross acceleration to other debt obligations, bankruptcy events, unsatisfied judgments in excess of specified amounts and change of control.

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $76.8 million for the twelve month period ended December 31, 1998 compared to approximately $89.1 million for the twelve month period ended December 31, 1997. During the twelve month period ended December 31, 1998, the Company was required to make interest payments of approximately $112.7 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $120.6 million.

         Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1999 through 2002 are $5.6 million, $4.4 million, $3.0 million and $1.4 million, respectively.

         On September 30, 1998, the Company purchased from H. F. Lenfest and Marguerite Lenfest the three properties owned by them which had been leased to subsidiaries of the Company. Suburban purchased two of the properties for an aggregate price of approximately $1.5 million, and StarNet purchased the third property for a price of approximately $4.5 million. The purchase price for each of the properties was determined as a result of an independent appraisal done for the Company by Cushman & Wakefield of Pennsylvania, Inc.

         The Company has recorded a net deferred tax asset of $80.4 million, net of a valuation allowance of $47.0 million, reflecting the estimated benefit of approximately $435 million in loss carryforwards, which expire in varying amounts between the years 2000 - 2018. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, the Company believes that commencing in 2004, it will begin to generate taxable income as a result of increasing revenues, the elections of slower tax depreciation methods and anticipated declines in amortization deductions. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 17 of the Company's Consolidated Financial Statements included herein for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of movie programming for Australis. As of December 31, 1998, the Company believes the amount subject to the guarantee under the license agreements was approximately $26.4 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. The Company does not believe that Mr. Lenfest's guarantee will be called, and, as of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

         Capital Expenditures. During 1999, the Company expects to make approximately $180 million of capital expenditures, of which approximately $160 million is expected to be spent for the upgrading of certain of its cable television systems, including wide deployment of fiber optics, maintenance including plant extensions, installations, and other fixed assets as well as other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors, many of which are beyond the Company's control, including responding to competition and increasing capacity to handle new product offerings in affected cable television systems. The Company anticipates that capital expenditures for years subsequent to 1999 will continue to be significant.

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of December 31, 1998, Management believes that the Company was in compliance with such financial ratios.


Year 2000 Readiness Disclosure

         The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As a result, on or near the change of the century, date-sensitive systems may recognize the Year 2000 as 1900, or not at all, which may cause systems to fail or process financial and operational information incorrectly.

         The Company has developed plans to address its Year 2000 issues. The plans are designed to encompass all businesses of the Company including both internal and external interfaces to vendors. The plans address three broad areas: (1) internal information technology systems - including financial and operational application systems, computer hardware and systems software and communication systems; (2) non-information technology systems - such as building systems, headend devices and other devices with embedded computer chips; and (3) third party compliance - which addresses Year 2000 compliance efforts of key vendors and suppliers. The project plans consist of the following phases:

     1) Organizational awareness - general awareness of the Year 2000 issues, which has been completed, and ongoing communication of Year 2000 project status.

     2)   Inventory of current applications.
     3) Risk assessment of inventoried systems, with identification of mission-critical systems.
     4)   Replacement/remediation of systems.
     5)   Year 2000 testing and conversion of systems.
     6)   Contingency planning.

         Program management offices, staffed with business unit personnel have been established to address Year 2000 issues. These offices report to an Executive Steering Committee which is responsible for the Company's Year 2000 program. This Committee was formed in the spring of 1997 to review and monitor the Company's Year 2000 program. It is made up of members of Senior Management responsible for various areas of the Company's business. The Committee meets regularly to review corporate-wide Year 2000 issues and progress.

         Internal information technology systems - As of October 1998 the inventory for mission-critical systems had been substantially completed. The risk assessment phase is in process in parallel with systems replacement/remediation, with target completion dates ranging from March 1999 through June 1999. Testing and conversion plans have been, or are currently being, developed and implemented. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. The Company also expects to complete testing of mission-critical external interfaces by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

         Non-information technology systems - The inventory and risk assessment phases are currently in process. Based on the results of these phases, replacement/remediation plans will be developed for mission-critical equipment and facilities. These plans are expected to be implemented by September 1999. Given the nature of this Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

         Third party compliance - The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its third party reviews by July 1999 and will develop contingency plans to address potential third party Year 2000 failures. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, could have material adverse impacts on the Company's operations and financial condition.


Contingency Plans

         Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, will be developed and integrated with the existing contingency plans where appropriate by December 1999.


Costs

         The Company currently estimates spending approximately $2.0 million, including internal costs, to complete its Year 2000 compliance program, including approximately $1.0 million that has been expended through fiscal 1998. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

         The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the availability and cost of applicable resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance program.

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


Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period beginning January 1, 1996 and ended December 31, 1998, there have been no disagreements with any independent accountant engaged as the principal accountant to audit the Company's financial statements nor has any such person resigned, declined to stand for the reelection or been dismissed.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

Directors And Executive Officers

         The directors and executive officers of the Company are as set forth below:

         Name                               Age      Position
         ----                               ---      --------

         H. F. Lenfest  ...................   68     President, CEO and Director
         H. Chase Lenfest  ................   35     Director
         Brook J. Lenfest  ................   30     Director
         John C. Malone  ..................   58     Director
         Leo J. Hindery, Jr................   52     Director
         William R. Fitzgerald.............   41     Director
         Harry F. Brooks  .................   60     Executive Vice President, Assistant Secretary
         Samuel W. Morris, Jr.  ...........   55     Senior Vice President - General Counsel and Secretary
         Maryann V. Bryla  ................   33     Senior Vice President - Chief Financial Officer, Treasurer
         Donald L. Heller  ................   53     Vice President

         H. F. Lenfest is the founder, a director and President and Chief Executive Officer of the Company, the sole director of each of the Company's subsidiaries and the President of each of the subsidiaries other than Suburban, Lenfest Advertising and its subsidiaries, StarNet and its subsidiaries, Tri-State Media, CAM Systems and TeleSTAR Marketing("TeleSTAR"). Mr. Lenfest's principal occupation since 1974 has been serving as the President and CEO of the Company and its subsidiaries. He is the brother-in-law of Harry F. Brooks. Mr. Lenfest is currently a director of TelVue Corporation.

         H. Chase Lenfest has served as a Director of the Company since December 1997 and is Vice President of Local Sales of Lenfest Advertising, Inc. since December 1998. Prior to that he was Director of Local Sales. From January 1996 to January 1997, he was the Regional Photo Classified Manager of Lenfest Programming Services, Inc. He was employed by TelVue Corporation from February 1994 until January 1996. From March 1988 to January 1994, he was a stockbroker with Wheat First Butcher & Singer. He is the son of H. F.
Lenfest and the nephew of Harry Brooks.

         Brook J. Lenfest has served as a Director of the Company since December 1997 and is Vice President - Business Development for Suburban since September 1, 1998. Prior to that he was Vice

President and Director of Operations for StarNet, Inc. from May, 28, 1997. He was an officer of StarNet, Inc. since January 1995. Prior to that he was Vice President-Business Development, Director of Communications and Product Manager for StarNet, Inc. From 1993 to 1994, he was Marketing Manager for the Company's South Jersey Cablevision (now Lenfest Atlantic, Inc.) subsidiary. Prior to 1993, he held various positions at Garden State Cablevision. He is the son of H. F. Lenfest and the nephew of Harry Brooks.

         John C. Malone has served as a Director of the Company since January 1982 other than for a brief period in 1997. Dr. Malone has served as the Chief Executive Officer of TCI since January 1994, and as Chairman of the Board of TCI since November 1996. Dr. Malone served as President of TCI from January 1994 to March 1997, as Chief Executive Officer of TCI Communications, Inc., a subsidiary of TCI ("TCIC"), from March 1992 to October 1994 and as President of TCIC from 1973 to October 1994. Dr. Malone is also a director of TCI, TCIC, Tele-Communications International, Inc., TCI Pacific Communications, Inc., TCI Satellite Entertainment, Inc., BET Holdings, Inc., The AT Home Corporation and The Bank of New York. Dr. Malone resigned as director of the Company on March 9, 1999, the effective date of the merger of TCI into AT&T.

         Leo J. Hindery, Jr. has served as a Director of the Company since May 22, 1998. Mr. Hindery has served as President and Chief Operating Officer for TCI since May 1997. Mr. Hindery has served as President and Chief Executive Officer of TCIC since March 1997 and has served as President and Chief Executive Officer of TCI Pacific since September 1997. Mr. Hindery has served as a director of TCIC since March 1997, has served as a director of TCI Pacific since September 1997, and has served as Chairman of the Board and a director of TCI Music, Inc., a subsidiary of TCI since January 1997. Mr. Hindery was appointed as director of Tele-Communications International in April 1998. In addition, Mr. Hindery is President, Chief Executive Officer and/or a Director of many of TCI's subsidiaries. Mr. Hindery was previously founder, Managing General Partner and Chief Executive Officer of InterMedia partners, a cable TV operator, and its affiliated entities from 1988 to March 1997. Mr. Hindery is a director of United Video Satellite Group, Inc. and AT Home Corporation, both of which are consolidated subsidiaries of TCI. Mr. Hindery is also a director of TCI Satellite Entertainment, Inc. and Cablevision Systems Corporation.

         William R. Fitzgerald has served as a Director of the Company since March 9, 1999 when he replaced Dr. Malone. Mr. Fitzgerald has served as Chief Operating Officer of TCIC since November 1998 and as an Executive Vice President of TCIC since December 1997. Mr. Fitzgerald served as a Senior Vice President of TCIC from March 1996 to December 1997. Prior to joining TCI, Mr. Fitzgerald was a Senior Vice President and a Partner in Daniels & Associates, a brokerage and investment banking company, from 1988 to 1996.

         Harry F. Brooks was Executive Vice President and Assistant Secretary of the Company since 1991. He retired from the Company as of the close of business on December 31, 1998. He is the brother-in-law of H.F. Lenfest and the uncle of Chase Lenfest and Brook Lenfest.

         Samuel W. Morris, Jr. has been Senior Vice President-General Counsel of the Company since November 1998, and Secretary since December 17, 1997. Prior to November 1998, Mr. Morris had been Vice President-General Counsel since November 1993. Prior November, 1993, he was a founding partner in the law firm of Hoyle, Morris & Kerr, where he remains Of Counsel. Mr. Morris is also Vice President-General Counsel and Secretary of each of the Company's subsidiaries

         Maryann V. Bryla has been Senior Vice President and Chief Financial Officer of the Company since November 1998 and Treasurer and Assistant Secretary since January 1998. Prior to that, Ms. Bryla was Vice President of Finance of the Company since March 1997 and Assistant Vice President of Finance of the Company since 1996. From March 1993 to June 1996, Ms. Bryla was a lending officer in the Telecommunication and Media Lending Division of PNC Bank, N.A. From September 1988 to February 1993, she was an Assistant Treasurer and Manager in the North America Corporate Finance Syndications Division at The Chase Manhattan Bank. Ms. Bryla is also Assistant Secretary of Lenfest Clearview, Inc. and StarNet, Inc. and Treasurer of all of the Company's wholly owned subsidiaries. Ms. Bryla has served as Director of Videopole since January 1999.

         Donald L. Heller has been a Vice President of the Company since March 1993. Prior to assuming his current position, Mr. Heller was, from June 1984 to January 1993, the Vice President and General Manager of Sportschannel Prism Associates, a regional cable television service which provided movies and professional sports. He is currently a director of TelVue Corporation.

         All directors serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. All executive officers serve at the discretion of the Board of Directors. The directors of the Company receive no compensation in their capacity as directors.


Other Principal Employees

         Joseph Cece has been President and Chief Operating Officer of Suburban Cable since January 1999. Prior to joining Suburban, he was employed by Cablevision Systems Corporation in Woodbury, N.Y. from September 1993 to December 1998. He held a variety of executive positions at Cablevision, including President of Digital Services. In that role, he was responsible for all of the company's initiatives in high-speed cable modems, telephony and digital video. He was also President and Chief Operating Officer of Cablevision Lightpath, Inc., Cablevision's commercial telephony operation. From October 1988 to June 1993, Mr. Cece was President and Publisher of TV Guide, the nation's largest magazine.

         Debra A. Krzywicki has been an Executive Vice President of Suburban since January 1, 1996, and a Vice President of Suburban from 1989 to December 31, 1995. She is primarily responsible for marketing, programming, customer service, training and public relations.

         Robert M. Lawrence has been an Executive Vice President of Suburban since January 1996, and a Regional Vice President and General Manager of Suburban from March 1982 to December 31, 1995. He is responsible for technical operations, engineering, information systems and purchasing.


Item 11.   EXECUTIVE COMPENSATION.

         The Company has no long-term compensation plans. The following table sets forth certain information for the years ended December 31, 1996, 1997 and 1998 concerning cash and non-cash compensation earned by the CEO and the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during such periods.

--------------------------------------------------------------------------------

                                          Summary Compensation Table
                                                                          Annual Compensation
Name  and                                                                                          All Other
Principal  Position                             Year           Salary              Bonus         Compensation
---------  --------                             ----           ------              -----         ------------

H.  F.  Lenfest                                 1998      $      821,716     $         ---      $   226,303(a) (b)
President  and  CEO                             1997             749,996               ---          255,022(a) (b)
                                                1996           1,000,000               ---          268,135(a) (b)

Samuel  W.  Morris,  Jr.                        1998      $      310,862     $      24,000      $     8,000(a)
Senior Vice  President  and                     1997             262,496            25,000            8,000(a)
General  Counsel                                1996             250,000            30,000            7,500(a)

Robert  Lawrence                                1998      $      220,199     $      25,000      $     8,000(a)
Executive  Vice  President                      1997             206,596            20,000            8,000(a)
Suburban                                        1996             190,000               ---            7,500(a)

Debra  A.  Krzywicki                            1998      $      210,199     $      25,000      $     6,461(a)
Executive  Vice  President                      1997             189,404               ---            8,000(a)
Suburban                                        1996             170,000               ---            7,500(a)

Harry  F.  Brooks (c)                           1998      $      171,022     $         ---      $     8,000(a)
Executive  Vice  President                      1997             157,500            42,500            8,000(a)
                                                1996             150,000               ---            7,500(a)

----------
(a) Matching contributions under the Company's 401(k) Plan for the individuals in years noted. The contribution for Mr. Lenfest for the years 1998, 1997 and 1996 were $8,000, $8,000 and $7,500, respectively.

(b) Pursuant to agreements between the Company and a foundation and trusts created by H. F. Lenfest, the foundation and the trusts have purchased split-dollar life insurance policies on H. F. Lenfest's life and on the joint lives of Mr. Lenfest and his wife, Marguerite Lenfest. Under these agreements, the Company pays (i) the premium on each policy, minus a sum equal to the lesser of the applicable one-year term premium cost computed under the Internal Revenue Service Ruling 55-747 or the cost of comparable one-year term life insurance in the amount of each policy or (ii) the entire premium. The trusts and foundation are the beneficiaries of the insurance policies. However, the Company has been granted a security interest in the death benefits of each policy equal to the sum of all premium payments made by the Company. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and expenses are realized, the Company, upon the deaths of Mr. and Mrs. Lenfest or the surrender of the policies, will recover all of its insurance premium payments. The premiums paid by the Company in 1998, 1997 and 1996 pursuant to these arrangements were $346,043, each year. The amounts in this column include the present value of such premium payments using an imputed interest rate, such present value calculated based upon Mr. and Mrs. Lenfest's remaining life expectancy, which totaled $218,303, $247,022 and $260,635 in 1998, 1997 and 1996, respectively.

(c) Mr. Brooks retired from the Company on December 31, 1998. In connection with his retirement, the Company agreed to pay him $1,350,000 in two equal installments, $675,000 in January, 1999, and $675,000 in January, 2000. The Company has paid the first installment. Mr. Brooks' retirement arrangement provides that he render consulting services to the Company at its request.
--------------------------------------------------------------------------------


Compensation Committee Interlocks And Insider Participation

         The Company has no compensation committee. H. F. Lenfest has participated in the past, and is expected to continue to participate, in the deliberations of the Board of Directors concerning executive compensation.


Item 12.   SECURITY AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 1998, certain information with respect to theCommon Stock beneficially owned by each director, all officers and directors of the Company as a group, and each person known to the Company to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power.

                                                                 Shares of                 Percent of
Name and Address                                                Common Stock              Common Stock
----------------                                                ------------              ------------

H. F. Lenfest, Director (a)(b)(c)(d)(g)                             79,448                      50.0%
John C. Malone, Director (e)(f)                                     79,448                      50.0%
Brook J. Lenfest, Director (a)(c)(d)(g)                             14,862                       9.4%
H. Chase Lenfest, Director (a)(c)(d)(g)                             14,862                       9.4%
Diane A. Lenfest (a)(c)(g)                                          14,862                       9.4%
LMC Lenfest, Inc. (c)(h)                                            79,448                      50.0%
   (an indirect wholly owned subsidiary of TCI)
All officers and directors as a                                    158,896                     100.0%
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

(h) LMC Lenfest, Inc.'s address is 8101 East Pacific Avenue, Suite 500, Englewood, CO 80111.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company is a party to an agreement with Satellite Services, Inc. ("SSI"), an affiliate of TCI, the indirect parent of LMC Lenfest, Inc., a 50% stockholder of the Company and an affiliate of Dr. Malone, pursuant to which SSI provides certain cable programming to the Company at a rate fixed as a percentage in excess of the rate available to TCI. Management believes that these rates are significantly less than the rates that the Company could obtain independently. For the year ended December 31, 1998, the Company incurred programming expenses under its agreement with SSI of approximately $70.5 million.

         Garden State obtains its cable television programming from SSI through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the year ended December 31, 1998, Garden State obtained approximately $17.9 million of programming through the Company.

         The Company, through StarNet, Inc., sells cross channel tune-in promotional services for cable television to affiliates of TCI. For the year ended December 31, 1998, the Company generated revenues of $0.9 million for such services.

         During the first nine months of 1998, the Company rented three office and warehouse spaces from H. F. Lenfest and Marguerite Lenfest. For the year ended December 31, 1998, the Company paid the Lenfests an aggregate of $0.8 million in rent. Rental payments were on terms that were no less favorable than those the Company could obtain from independent parties. On September 30, 1998, the Company purchased the three properties. Suburban purchased two of the properties for an aggregate price of approximately $1.5 million, and StarNet. purchased the third property for a price of approximately $4.5 million. The purchase price for each of the properties was determined as a result of an independent appraisal done for the Company by Cushman & Wakefield of Pennsylvania, Inc.

         For the year ended December 31, 1998, the Company incurred pay-per-view order placement fees to TelVue Corporation, an affiliate of H. F. Lenfest, $0.4 million for pay-per-view order placement services.

         In November 1994, Mr. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of Australis' movie programming. At December 31, 1998, the amount subject to the guarantee under the license agreements was approximately $26.4 million. The Company has agreed to indemnify Mr. Lenfest's obligations under this guarantee.

         The Company had agreed to pay the legal expenses of H. F. Lenfest and Marguerite Lenfest related to a pending SEC action against them. H. F. Lenfest and Marguerite Lenfest have agreed to repay such expenses if it is subsequently determined that the Company is not permitted to make such payments under Delaware corporate law. During 1998, Mr. Lenfest began paying the legal fees for this action personally. At the trial held in October, 1998, the Lenfests were found not liable. The Company is assessing whether it must reimburse Mr. Lenfest for the fees he paid personally in 1998 and/or whether it is entitled to reimbursement from Mr. Lenfest and others for the fees paid previously on Mr. and Mrs. Lenfest's behalf.

         Dr. Malone, a director of the Company until March 9, 1999, is a director of The Bank of New York, which is the Trustee under the Indentures for the Company's Senior Notes and Senior Subordinated Notes and a lender under the Bank Credit Facility.


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1)      Financial Statements.

      The following financial statements are filed as part of the report:

      LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets, December 31, 1997 and 1998
      Consolidated Statements of Operations and Comprehensive Income (Loss),
          Years Ended December 31, 1996, 1997 and 1998
      Consolidated Statements of Changes in Stockholders' Equity (Deficit),
          Years Ended December 31, 1996, 1997 and 1998
      Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1997
          and 1998
      Notes to Consolidated Financial Statements

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

       *++++10.1  Programming Supply Agreement, effective as of September 30, 1986, between Satellite Services, Inc.
                  and the Company.

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

       *10.7      Irrevocable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest, each dated March 30,
                  1990.

       *10.8      Partnership Agreement of L-TCI Associates, dated April 1993, between Lenfest International, Inc. and
                  UA-France, Inc.

       *10.9      Stock Pledge Agreement, dated May 28, 1993, between Lenfest York, Inc. and CoreStates Bank, N.A., as
                  Collateral Agent.

       *10.11     Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and Farmers Trust
                  Company as Collateral Agent.

   *++++10.12     Agreement, dated September 30, 1986, between the Company and Tele-Communications, Inc.

       *10.13     Agreement for the Sale of Advertising on Cable Television Stations, dated as of November 25, 1991 between Suburban Cable TV Co. Inc. and Cable AdNet Partners.

       +10.14     Agreement, dated as of February 29, 1996, in favor of the Company by H.F. Lenfest.

       +10.15     Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser
                  Technologies, Inc.




       ##10.16    Letter, dated March 6, 1997, from H. F. Lenfest to the Company.

       ###10.17   Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York,
                  Inc., Lenfest Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.).

       ####10.18  Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

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

       #        Incorporated  by reference to the Company's Report on Form 10-Q, dated November 14, 1996, for the quarter ended
                September 30, 1996

      ##        Incorporated by reference to the Company's Report on Form 10-K, dated March 22, 1997, for the year ended December 31, 1996.

     ###        Incorporated by reference to the Company's Report on Form 10-Q, dated August 14, 1997, for the quarter ended June 30, 1997.

    ####        Incorporated by reference to the Company's Report on Form 10-K, dated March 27, 1998, for the year ended December 31, 1997.

       !        Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, No.
                333-51589, dated May 1, 1998.

(a)      Reports on Form 8-K.

                  None.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants .........................................   F-2

Consolidated Balance Sheets, December 31, 1997 and 1998 ....................................   F-3

Consolidated Statements of Operations and Comprehensive Income (Loss),
  Years Ended December 31, 1996,  1997 and 1998 ............................................   F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit),
  Years Ended December 31, 1996,  1997 and 1998 ............................................   F-6

Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1997 and 1998 ........   F-7

Notes to Consolidated Financial Statements..................................................   F-9

FINANCIAL STATEMENTS SCHEDULE

Report of Independent Certified Public Accountants on Schedule .............................  F-38


Schedule II - Valuation and Qualifying  Accounts ...........................................  F-39


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenfest Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March  5, 1999

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1997                 1998
                                                                                    --------------       --------------
ASSETS

Cash and cash equivalents                                                           $      15,623        $       9,802

Marketable securities                                                                      14,452               18,854

Accounts receivable, trade and other, less allowance
 for doubtful accounts of $2,923 in 1997 and $3,603 in 1998                                23,206               24,482

Inventories                                                                                 2,153                1,071

Prepaid expenses                                                                            2,960                2,878

Property and equipment, net of accumulated
 depreciation                                                                             413,787              431,455

Investments in affiliates, accounted for under the equity
 method, and related receivables                                                           46,471               37,235

Other investments, at cost                                                                 10,410               10,410

Goodwill, net of amortization                                                              73,136               68,637

Deferred franchise costs, net of  amortization                                            507,023              465,420

Other intangible assets, net of amortization                                               28,341               19,399

Deferred Federal tax asset (net)                                                           74,251               80,371

Other assets                                                                                7,907                5,113
                                                                                    -------------        -------------


                                                                                    $   1,219,720        $   1,175,127
                                                                                    =============        =============



See accompanying notes.                                             (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, (continued)
(Dollars in thousands)

                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1997                 1998
                                                                                    --------------       --------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Notes payable                                                                       $   1,287,988        $   1,294,141

Obligations under capital leases - related party                                            3,722                    -

Obligations under capital leases - unrelated parties                                        3,596                2,412

Accounts payable and accrued expenses - unrelated parties                                  50,867               73,051

Accounts payable - affiliate                                                               26,304               22,968

Customer service prepayments and deposits                                                   6,984                6,041

Deferred gain on terminated interest swaps                                                  7,063                6,518

Deferred state tax liability (net)                                                          9,580                9,406

Investment in Garden State Cablevision L.P.                                                77,880               73,414
                                                                                    -------------        -------------

                                                           TOTAL LIABILITIES            1,473,984            1,487,951

Commitments and contingencies

MINORITY INTEREST in equity of consolidated
  subsidiary                                                                                  -                    -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares
    authorized, issued and outstanding                                                          2                    2

  Additional paid-in capital                                                               50,747               50,747

  Accumulated deficit                                                                    (305,512)            (359,149)

  Accumulated other comprehensive income (loss) arising from unrealized net gains (losses) on marketable securities, net of deferred taxes of $269 in
   1997 and $55 in 1998                                                                       499               (4,424)
                                                                                    -------------        -------------
                                                                                         (254,264)            (312,824)
                                                                                    -------------        -------------

                                                                                    $   1,219,720        $   1,175,127
                                                                                    =============        =============

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------------
                                                                                     1996             1997              1998
                                                                                 ------------     ------------      ------------
REVENUES                                                                         $   381,810      $   447,390       $   470,409

OPERATING EXPENSES
  Service                                                                             29,299           33,772            46,958
  Programming - from affiliate                                                        57,344           62,892            70,502
  Programming - other cable                                                           25,460           30,196            34,033
  Selling, general and administrative                                                 82,688          105,470           105,058
  Direct costs - non-cable                                                            21,150           22,337            18,377
  Depreciation                                                                        65,712           78,801            86,754
  Amortization                                                                        45,565           51,138            48,604
                                                                                 -----------      -----------       -----------
                                                                                     327,218          384,606           410,286
                                                                                 -----------      -----------       -----------

                                                            OPERATING INCOME          54,592           62,784            60,123

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (107,201)        (120,788)         (120,119)
  Equity in net (losses) of unconsolidated affiliates                                (17,870)          (7,334)           (3,864)
  (Loss) on Australis Media Ltd. securities                                          (86,400)         (44,572)                -
  Other income and expense (net)                                                      13,909            9,154            14,443
                                                                                 -----------      -----------       -----------
                                                                                    (197,562)        (163,540)         (109,540)
                                                                                 -----------      -----------       -----------

                                           (LOSS) FROM CONTINUING OPERATIONS
                                                         BEFORE INCOME TAXES        (142,970)        (100,756)          (49,417)

INCOME TAX BENEFIT (NET)                                                              14,329           36,179             3,140
                                                                                 -----------      -----------       -----------

                                                      (LOSS) FROM CONTINUING
                                                                  OPERATIONS        (128,641)         (64,577)          (46,277)

DISCONTINUED OPERATIONS (net of applicable income taxes)                                 363           33,738                 -
                                                                                 -----------      -----------       -----------

                                              LOSS BEFORE EXTRAORDINARY LOSS        (128,278)         (30,839)          (46,277)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of applicable income tax benefit
   of $1,337 in 1996 and $1,645 in 1998                                               (2,484)              -             (7,360)
                                                                                 -----------      -----------       -----------

                                                                    NET LOSS        (130,762)         (30,839)          (53,637)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding (losses) arising during the period                           (144,014)         (18,303)           (2,484)
    Less:  reclassification adjustment for realized (gains) losses
     included in net loss                                                             86,178           28,668            (2,439)
                                                                                 -----------      -----------       -----------
                                                                                     (57,836)          10,365            (4,923)
                                                                                 -----------      -----------       -----------

                                                          COMPREHENSIVE LOSS     $  (188,598)     $   (20,474)      $   (58,560)
                                                                                 ===========      ===========       ===========

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT)
(Dollars in thousands)

                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                       1996             1997              1998
                                                                                  -------------     ------------     -------------
COMMON STOCK
                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $          2      $         2      $          2
                                                                                  ============      ===========      ============

ADDITIONAL PAID-IN CAPITAL

                                                        BALANCE AT BEGINNING
                                                             AND END OF YEAR      $     50,747      $    50,747      $     50,747
                                                                                  ============      ===========      =============

ACCUMULATED DEFICIT
  Balance at beginning of year                                                    $   (143,911)     $  (274,673)     $   (305,512)
  Net (loss)                                                                          (130,762)         (30,839)          (53,637)
                                                                                  ------------      -----------      ------------
                                                      BALANCE AT END OF YEAR      $   (274,673)     $  (305,512)     $   (359,149)
                                                                                  ============      ===========      ============

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of year                                                  $     47,970      $    (9,866)     $        499
    Net unrealized gain (loss) on marketable securities, net of
     deferred tax liabilities                                                          (57,836)          10,365            (4,923)
                                                                                  ------------      -----------      ------------
                                                      BALANCE AT END OF YEAR      $     (9,866)     $       499      $     (4,424)
                                                                                  ============      ===========      ============


                                                         TOTAL STOCKHOLDERS'
                                                            EQUITY (DEFICIT)      $   (233,790)     $  (254,264)     $   (312,824)
                                                                                  ============      ===========      ============

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1996              1997             1998
                                                                             ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $  (130,762)      $   (30,839)     $   (53,637)
  (Income) from discontinued operations                                             (363)           (1,469)               -
  (Gain) on sale of assets of discontinued operations                                  -           (32,269)               -
  Extraordinary loss                                                               2,484                 -            7,360
                                                                             -----------       -----------      -----------
  Loss from continuing operations                                               (128,641)          (64,577)         (46,277)
  Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                                111,277           129,939          135,358
    Accretion of debt discount                                                     1,081             1,788            1,891
    Accretion of discount on marketable securities                                (1,026)             (477)               -
    Net (gains) on sales of marketable securities                                   (342)             (468)          (3,766)
    Loss on  Australis Media Ltd. securities                                      86,400            44,572                -
    (Gain) on disposition of equity investment                                    (7,210)           (7,318)         (12,221)
    Deferred income tax (benefit)                                                (15,226)          (21,431)          (4,455)
    Write off of assets upon rebuild of cable systems                                846                 -                -
    (Gain) loss on sales of property and equipment                                  (326)              694            2,469
    Equity in net losses of unconsolidated affiliates                             17,870             7,334            3,864
    Minority interests                                                            (2,492)             (945)               -
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                           (7,100)           (3,321)          (1,276)
    Inventories                                                                    2,175               604            1,082
    Prepaid expenses                                                                 278              (596)              82
    Other assets                                                                  (3,363)            1,305            1,297
    Deferred gain on terminated interest swaps                                         -             7,063             (545)
    Accounts payable and accrued expenses:
      Affiliate                                                                    5,650            13,449           (3,336)
      Unrelated parties                                                            6,599            12,086           22,184
    Customer service prepayments and deposits                                        637            (1,630)            (943)
                                                                             -----------       -----------      -----------


                                                    NET CASH PROVIDED BY
                                                    OPERATING ACTIVITIES          67,087           118,071           95,408
                                                                             -----------       -----------      -----------

See accompanying notes.                                              (continued)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(Dollars in thousands)

                                                                                       Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                               1996               1997               1998
                                                                         ---------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of cable systems                                          $     (604,032)     $     (84,500)     $           -
  Non cable acquisitions                                                         (5,600)                 -                  -
  Purchases of property and equipment                                           (57,397)           (94,519)          (107,994)
  Purchases of marketable securities                                               (582)            (3,091)            (2,333)
  Proceeds from transfer of cable system                                          4,500                  -                  -
  Proceeds from sales of property and equipment                                     381              1,091                177
  Proceeds from sales of marketable securities                                    1,952             45,223              9,480
  Proceeds from sale of assets of discontinued operations                             -             70,250                  -
  Discontinued operations                                                          (255)           (18,558)             1,497
  Loans to Australis Media                                                      (41,139)                 -                  -
  Proceeds from Australis Media note receivable                                  41,139                  -                  -
  Investments in unconsolidated affiliates                                       (4,183)            (9,346)              (287)
  Distributions from unconsolidated affiliates                                   45,932                775              2,285
  (Increase) in other intangible assets - investing                              (4,539)            (8,876)              (369)
  Loans and advances to unconsolidated affiliates                                  (470)            (4,849)            (2,337)
  Loans and advances from unconsolidated affiliates                               8,390              3,627              2,178
                                                                         --------------      -------------      -------------

                                                   NET CASH (USED IN)
                                                 INVESTING ACTIVITIES          (615,903)          (102,773)           (97,703)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in debt                                                              942,023            105,000            311,386
  Early extinguishment of debt                                                 (448,821)                 -            (67,375)
  Other debt reduction:
    Notes                                                                       (80,345)          (122,000)          (241,470)
    Obligations under capital leases                                               (256)            (1,490)            (4,874)
  (Increase) in other intangible assets - financing                              (9,045)              (347)            (1,193)
                                                                         --------------      -------------      -------------

                                       NET CASH PROVIDED BY (USED IN)
                                                 FINANCING ACTIVITIES           403,556            (18,837)            (3,526)
                                                                         --------------      -------------      -------------

                                               NET (DECREASE) IN CASH
                                                 AND CASH EQUIVALENTS          (145,260)            (3,539)            (5,821)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                              164,422             19,162             15,623
                                                                         --------------      -------------      -------------

                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR    $       19,162      $      15,623      $       9,802
                                                                         ==============      =============      =============

See accompanying notes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1997 and 1998



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

Business Activities and Concentrations of Credit Risk

The Company, through its cable subsidiaries, owns and operates a single cluster of cable television systems located in the suburbs of Philadelphia, Pennsylvania, from Harrisburg, Pennsylvania through Wilmington, Delaware and south through Atlantic City, New Jersey. In addition, the Company, through its non-cable subsidiaries, provides cable advertising, promotional, traffic and billing, telemarketing, paging, internet and digital video services. The Company's ability to collect the amounts due from customers is primarily affected by economic fluctuations in these geographic areas.

The Company maintains cash balances at several financial institutions located primarily in the Philadelphia Area. Accounts at each institution are insured by either the FDIC or another institutional insurance fund up to $100,000 and $500,000, respectively. The Company maintains cash balances in excess of the insured amounts.

Basis of Consolidation, Restatement and Reclassification

The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior years have been restated and reclassified to conform with the 1998 presentation.

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

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Property and Equipment

Property and equipment are stated at cost. For acquired systems or companies, the purchase price has been allocated to net assets on the basis of fair market values as determined by the reproduction cost technique, which involves determining the current cost of all labor, materials and overhead necessary to create the assets, and then deducting allowances for depreciation and obsolescence. Depreciation is provided using the accelerated and straight-line methods of depreciation for financial reporting purposes at rates based on estimated useful lives. For income tax purposes, recovery of capital costs for property and equipment is made using accelerated methods over statutory recovery periods.

Expenditures for renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and Equipment Under Capital Leases

Property and equipment capitalized under capital leases are amortized on the straight-line method over the term of the leases or the estimated useful lives of the assets. Amortization of leased assets is included in depreciation expense in the consolidated statements of operations and comprehensive income (loss).

Capitalization of Self Constructed Assets

All costs attributable to cable television plant, including materials, direct labor and construction overhead are capitalized. Initial customer installation costs including material, labor and overhead are capitalized and depreciated over eight years. The costs of subsequently disconnecting and reconnecting are charged to expense. Installation income has been fully recognized.

Deferred Franchise Costs, Goodwill and Other Intangible Assets

Deferred franchise costs, goodwill and other intangible assets acquired in connection with the purchases of cable systems and other companies have been valued at acquisition cost on the basis of the allocation of the purchase price on a fair market value basis to net assets as determined by the projected earnings method, which discounts projected earnings over a fifteen year period to a present value. Additions to these assets are stated at cost. Other intangible assets consist of debt acquisition costs, organization costs and covenants not to compete. Goodwill represents the cost of acquired cable systems and companies in excess of amounts allocated to specific assets based on their fair market values. Deferred franchise costs are amortized on the straight-line method over the legal franchise lives, generally 10 to 20 years. Other intangible assets are being amortized on the straight-line method over their legal or estimated useful lives, generally ranging from 5 to 10 years. Goodwill is amortized on the straight-line method over 20 to 40 years.

Valuation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses, on an on-going basis, the recoverability of long-lived assets based on estimates of future undiscounted cash flows for the applicable business compared to net book value. Long-lived assets include property and equipment, deferred franchise costs, goodwill and other intangible assets. If the future undiscounted cash flow estimate is less than net book value, net book value is then reduced to the fair value of the assets. The Company also evaluates the depreciation and amortization periods of tangible and intangible assets, including goodwill, to determine whether events or circumstances warrant revised estimates of useful lives. As of December 31, 1998, management believes that no revisions to the remaining useful lives or writedowns of long-lived assets are required.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Investments

Investments in non-publicly traded entities that do not have a readily ascertainable fair market value, in which the voting interest is less than 20%, are generally carried at cost. Investments in marketable equity securities are carried at fair market value and any unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss), net of deferred taxes. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is used. Under this method, the original investment, recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

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

The FASB has also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted SFAS 131 effective January 1, 1998. The adoption of SFAS No. 131 did not have a significant impact on the Company's consolidated financial statements and the related footnotes.

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

The FASB has also recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet adopted SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's consolidated financial statements and related footnotes.

The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-1. The Company's current accounting treatment of these costs closely conforms to the requirements of SOP 98-1. Therefore, the adoption of SOP 98-1 is not expected to have a significant impact on the Company's consolidated financial statements and related footnotes.

The AICPA recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company has not yet adopted SOP 98-5. The adoption of SOP 98-5 is not expected to have a significant impact on the Company's consolidated financial statements and the related footnotes.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 2 - COMMON STOCK OWNERSHIP AND CONTROL

The 158,896 shares of common stock outstanding at December 31, 1997 and 1998, are 50% owned by H.F. (Gerry) Lenfest and his three children and 50% by LMC Lenfest, Inc., an indirect wholly owned subsidiary of Tele-Communications, Inc. ("TCI"), a wholly owned subsidiary of AT&T Corp. Mr. Lenfest's children have granted irrevocable proxies to him. These proxies expire March 30, 2000. Pursuant to an agreement among H.F. Lenfest, his children and the Lenfest Foundation and LMC Lenfest, Inc. dated December 18, 1991, and the amended and restated Articles of Incorporation of the Company, Mr. Lenfest has the right to continue as chief executive officer of the Company until January 1, 2002, and has the right to designate a majority of the Board of Directors of the Company until January 1, 2002. During such period, vacancies in respect of the directors designated by Mr. Lenfest shall be filled by designees of Mr. Lenfest or, in the event of Mr. Lenfest's death, by The Lenfest Foundation. Thereafter, Mr. Lenfest, Mrs. Lenfest, their issue and the Lenfest Foundation ("The Lenfest Family"), acting as a group and LMC Lenfest, Inc. will have the right to appoint an equal number of members of the Company's Board of Directors. This right will continue for so long as any member of the Lenfest Family owns any stock in the Company.

NOTE 3 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                           ------------------------------------------------
                                                                                1996             1997              1998
                                                                           -------------     ------------     -------------
Cash paid during the year for:                                                         (Dollars in thousands)

  Interest:
    Continuing operations                                                  $    103,836      $   120,580      $    112,675
    Discontinued operations                                                         494              612                 -

  Income taxes:
    Continuing operations                                                  $          -      $     1,522      $          -
    Discontinued operations                                                           -                -               120


Supplemental Schedules Relating to Acquisitions

                                                                                             Year Ended December 31,
                                                                                        -----------------------------------
                                                                                            1996                 1997
                                                                                        --------------       --------------
                                                                                              (Dollars in thousands)
Property and equipment                                                                  $     170,085        $      27,965
Deferred franchise costs                                                                      398,260               53,797
Goodwill and other intangible assets                                                           32,543                2,738
Equity interests in affiliates                                                                  2,877                    -
Other assets                                                                                    5,867                    -
                                                                                        -------------        -------------
                                                                                        $     609,632        $      84,500
                                                                                        =============        =============


There were no acquisitions in 1998.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 3 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW - (continued)

Noncash Investing and Financing Transactions

On February 12, 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion Telecommunications of Harrisburg ("HTH") for a warrant to acquire 731,624 shares (the effective number of shares after a stock split) or approximately 2% of Class A common stock of Hyperion Telecommunications, Inc. ("Hyperion"), the other 50% general partner in HTH. The value of the warrant was estimated to be $11.7 million, based on the initial public offering of the Class A common stock of Hyperion in May 1998. The Company believes that this value approximated fair market value of the warrant on February 12, 1998. A gain of $11.5 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations and comprehensive income (loss). The warrant was exercised in May 1998.

On December 16, 1997, The Box Worldwide, Inc. ("Box") merged with a subsidiary of TCI Music, Inc. ("TCI Music"), an affiliate of TCI. As a result of the merger, the Company's 7.1 million shares of Box were converted into rights to receive 501,290 shares of TCI Music preferred stock. A former employee of the Company had an option to purchase 14,000 of these shares. This option was not exercised and expired on December 31, 1998. Each share of the TCI Music preferred stock is convertible into three shares of TCI Music series A common stock.

On December 23, 1996, the Company received 18 million shares of voting stock of Australis Media Limited ("Australis") and 52.2 million non-voting debentures of Australis in connection with the termination of a technical services agreement with Australis and also received 500,000 shares of voting stock for late repayment of a loan to the Company by Australis. Also on December 23, 1996, the Company converted 5 million non-voting debentures of Australis into 5 million shares of voting stock.

On October 31, 1996, the Company financed $80 million used to acquire additional debt and equity securities of Australis.

On September 30, 1996, the Company contributed the right to receive assets of a cable television system for a partnership interest (See Note 4). Also, in September 1996, the Company contributed the assets that comprise the business known as "The Barker" to a newly formed joint venture (See Note 4).

On May 10, 1996, the Company entered into an agreement to guarantee up to $75 million of a new $125 million Australis bank facility as part of recapitalization plans pursued by Australis. On May 2, 1996, the Company entered into a stand-by $75 million senior subordinated credit facility in order to provide any required funding under this guaranty. As of October 31, 1996, the guaranty and stand-by facility were terminated.

In February 1996, the Company exchanged the assets of its cable television systems in the East San Francisco Bay area, its 41.67% partnership interest in Bay Cable Advertising, and the right to receive assets of a cable television system located in Fort Collins, CO, for the assets of a cable television system serving Wilmington, Delaware and the surrounding area. A gain of $7.2 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statements of operations and comprehensive income (loss) (See Note 4).

In 1997 and 1998, the Company incurred additional capital lease obligations of $4.6 million and $0.4 million, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 3 - SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW - (continued)

During 1997 and 1998, the Company disposed of $6.0 million and $1.6 million, respectively of fully depreciated plant in connection with the rebuild of certain of its systems.

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

Domestic Cable

On January 10, 1997, the Company acquired a cable television system from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., for approximately $84.5 million, subject to certain adjustments. The system, located in Turnersville, New Jersey, passed approximately 47,000 homes and served approximately 36,900 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. This acquisition was funded in part by borrowings under the bank credit facility.

On September 30, 1996, the Company through its newly formed subsidiary, Lenfest Clearview, Inc. ("Clearview") completed the acquisition of a 30% general partnership interest in a newly formed general partnership, Clearview Partners (the "Partnership"). The Company contributed $0.5 million and its right to receive the assets of the Gettysburg, PA cable television and its right to exchange the Gettysburg system for the assets of the Stewartstown, PA cable television system owned by GS Communications, Inc. Clearview CATV, Inc., an unaffiliated company, contributed the assets and certain liabilities of its cable television system located in Maryland and Pennsylvania to the Partnership for a 70% general partnership interest. The Partnership's systems passed approximately 13,400 homes and served approximately 9,650 basic customers. The Company reports its proportionate share of partnership net income (loss) on the equity method. The Company's cash contribution was made from available funds.

On April 30, 1996, the Company acquired a cable television system from Tri-County Cable Television Company, an affiliate of Time Warner, for approximately $16 million. The system, located in Salem, NJ, passed approximately 10,600 homes and served approximately 7,700 basic customers. On the same date, the Company acquired a cable television system from Shore Cable Company of New Jersey for approximately $11 million. The system, located in Ventnor, NJ, passed approximately 6,100 homes and served approximately 5,000 basic customers. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. These acquisitions were funded in part by borrowings under the existing bank credit facility.

On February 29, 1996, the Company acquired four cable television systems and equity interests in three affiliates from Sammons Communications, Inc. for approximately $531 million. The systems, which are located in Bensalem and Harrisburg, PA and in Vineland and Atlantic City/Pleasantville, N.J., passed approximately 358,000 homes and served approximately 282,000 basic customers. The equity interests consisted of a 50% partnership interest in Hyperion Telecommunications of Harrisburg, a 50% partnership interest in Atlantic Communication Enterprises and a 25% partnership interest in Cable Adcom. For financial reporting purposes, the Company accounts for the acquisition of these assets under the purchase method. The acquisition was funded in part by $420 million borrowed under the Company's bank credit facility existing at that date, and the remaining proceeds from a public offering of debt securities in November 1995. The purchase price included the assets of a fifth system, located in Gettysburg, PA, to which the Company did not take title. The Company managed the Gettysburg system from February 29, 1996, until the assets of the system were transferred to GS Communications, Inc. on September 30, 1996. (See Note 3)

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 4 - NEW BUSINESS AND ACQUISITIONS - (continued)

In February 1996, the Company completed an exchange transaction with a subsidiary of TCI whereby the Company exchanged the assets of its cable television systems in the East San Francisco Bay area with a book value of $33.2 million , its 41.67% partnership interest in Bay Cable Advertising with a book value of $3.5 million and a fair market value of $10.8 million, and the right to receive assets of a cable television system located in Fort Collins, CO, which right was acquired for $54.4 million, less settlement adjustments of $8.8 million, for the assets of a cable television system, serving Wilmington, Delaware and the surrounding area. The assets of the Wilmington system have been recorded at the net book value of the cable television system assets exchanged and the market value of the partnership interest, less the settlement adjustment. A gain of $7.2 million, which represents the excess of the market value of the partnership interest over its book value, has been included in the accompanying consolidated statement of operations. The acquisition of these cable systems were financed with proceeds from the Company's public offering of debt securities in November 1995.

The accompanying consolidated financial statements include the results of operations for these acquisitions since the dates of the acquisitions.

The following summarized pro forma (unaudited) information assumes the acquisitions had occurred on January 1, 1996:

                                        1996            1997            1998
                                     ----------      ----------      ----------
                                                (Dollars in thousands)

Revenues                             $  418,109      $  447,848      $  470,409
                                     ----------      ----------      ----------

Loss from continuing operations      $ (143,619)     $  (64,683)     $  (46,277)
                                     ----------      ----------      ----------

Net loss                             $ (145,740)     $  (30,945)     $  (53,637)
                                     ----------      ----------      ----------


Other

During 1998, the Company created Tri-State Media, Inc., for the production of cable television programming, Suburban Digital Services, Inc., for the provision of digital video and Suburban Networks, Inc., for the provision of internet service. In 1996, the Company created Suburban Connect, Inc., to provide paging systems and service. All of these entities are wholly owned subsidiaries.

Effective January 1, 1997, the Company, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with a subsidiary of Comcast Corporation ("Comcast") for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of cable customers of the Company and Comcast in the designated market area at the beginning of the year. For 1998, the Company's partnership interest was 71%. The partners have equal representation on the Executive Committee. Lenfest Advertising, Inc. d/b/a Radius Communications ("Radius"), a wholly owned subsidiary of the Company has been the managing partner of the partnership since inception. In addition to its management activities Radius continues to provide local cable advertising sales and insertion for the Company and sixteen other cable television system operators. The Company uses the equity method to account for this investment.

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

On September 11, 1996, StarNet, Inc. ("StarNet"), a wholly owned subsidiary of the Company, entered into a joint venture with Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of United Video Satellite Group, Inc. ("UVSG"), to combine the two companies' pay-per-view promotion services. StarNet contributed The Barker(R) service to the joint venture and received a 28% partnership interest. The joint venture, Sneak Prevue, L.L.C., is based in Tulsa, Oklahoma and is managed and controlled by UVSG. The Company reports its proportionate share of net income (loss) on the equity method.

In February 1996, Radius purchased the Philadelphia area assets of Cable AdNet Partners, a subsidiary of TCI, for approximately $1.1 million.

NOTE 5 - MARKETABLE SECURITIES

The aggregate cost and market values of the securities at December 31, 1997 and 1998 are as follows:

                                          1997                  1998
                                     --------------        ---------------
                                           (Dollars in thousands)

Aggregate cost basis                 $      13,684          $      23,223
Unrealized gain (loss)                         768                 (4,369)
                                     -------------          -------------

Fair value                           $      14,452          $      18,854
                                     =============          =============

All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $0.3 million, $0.5 million and $3.8 million are included in other income and expense
(net) in 1996, 1997 and 1998, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

The Company, through its subsidiaries, StarNet, StarNet Interactive Entertainment, Inc. and Suburban Cable TV Co. Inc. ("Suburban") owned a total of
7.1 million shares of Box. The Company used the equity method to account for this investment. On December 16, 1997, Box merged with a subsidiary of TCI Music and the Company's shares of Box were converted into rights to receive .5 million shares of TCI Music preferred stock. The investment in TCI Music is accounted for as marketable securities. The Company's cost basis in the securities is approximately $11.3 million. The fair value of the securities at December 31, 1998 was approximately $7.4 million.

The Company owned securities representing a 13.6% voting interest and a 41.5% economic interest in Australis Media Limited ("Australis"), a publicly held Australian pay television company. The Company had acquired its interest in Australis through a series of investments totaling $131.0 million. During 1996 and 1997, the Company recognized losses for declines in market value that were determined to be other than temporary. The investment had been completely written-off as of December 31, 1997.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 6 - INVENTORIES

The schedule of inventories at December 31, 1997 and 1998 are as follows:

                                             1997               1998
                                         ------------       ------------
                                             (Dollars in thousands)

Raw materials                            $     2,153        $     1,071
                                         ===========        ===========

At December 31, 1997 and 1998, inventories have been written down to estimated net realizable value and the accompanying consolidated statements of operations for 1997 and 1998 include corresponding charges of $0.9 million and $0.7 million, respectively, which have been included with direct costs - non-cable.

NOTE 7 - PROPERTY AND EQUIPMENT

The schedule of property and equipment at December 31, 1997 and 1998 is as follows:

                                                                                                Estimated
                                                                                               Useful Lives
                                                        1997                 1998                in Years
                                                   --------------       --------------       -----------------
                                                           (Dollars in thousands)

Land                                               $       4,246        $       4,854               -
Buildings and improvements                                30,779               41,254             10-39
Cable distribution systems                               659,366              724,615              5-12
Computer hardware and software                            25,325               34,155              3-5
Office equipment, furniture and
 fixtures                                                 12,609               14,832               7
Vehicles                                                  15,758               19,178               5
Other equipment                                           15,560               23,464              5-7
Assets under capital leases                                9,269                5,376              5-15
                                                   -------------        -------------
                                                         772,912              867,728
Accumulated depreciation                                 359,125              436,273
                                                   -------------        -------------

                                                   $     413,787        $     431,455
                                                   =============        =============

NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P.

The Company, through several subsidiaries, owns non-controlling interests in several general partnerships and corporations. Any subsidiary of the Company that is a general partner is liable, as a matter of partnership law, for all debts of such partnership. Investments and advances in affiliates accounted for under the equity method amounted to $46.5 million and $37.2 million at December 31, 1997 and 1998, respectively. Net losses recognized under the equity method for the years ended December 31, 1996, 1997 and 1998 were $17.9 million, $7.3 million and $3.9 million, respectively. Under the equity method, the initial investments are recorded at cost. Subsequently, the carrying amount of the investments are adjusted to reflect the Company's share of net income or loss of the affiliates as they occur. Losses in excess of amounts recorded as investments on the Company's books have been offset against loans and advances to these unconsolidated affiliates to the extent they exist.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)



NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 212,000 customers in southern New Jersey at December 31, 1998. Under a consulting agreement, the Company advises Garden State on various operational and financial matters for a consulting fee of 3% of Garden State's gross revenues. Garden State also obtains its cable television programming from Satellite Services, Inc., an affiliate of TCI, through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the years ended December 31, 1996, 1997 and 1998, the total programming obtained through the Company was approximately $13.7 million, $14.7 million and $17.9 million, respectively.

The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's income or losses. In addition, the Company is required to make up its partner capital deficits upon the termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivable, in excess of the investments in Garden State in the amount of $77.9 million and $73.4 million at December 31, 1997 and 1998, respectively.

Summarized audited financial information of Garden State, accounted for under the equity method, at December 31, 1997 and 1998, is as follows:

                                                                                    1997                  1998
                                                                              ---------------        ---------------
                                                                                   (Dollars in thousands)
Financial Position

Cash and cash equivalents                                                      $       5,271          $      10,406
Accounts receivable, net                                                               3,551                  3,560
Other current assets                                                                     666                  1,071
Property and equipment, net                                                           83,863                 94,702
Deferred assets, net                                                                  55,938                 41,825
                                                                               -------------          -------------

                                                           TOTAL ASSETS        $     149,289          $     151,564
                                                                               =============          =============


Debt                                                                           $     324,000          $     318,000
Liabilities to the Company                                                             3,579                  5,640
Accounts payable and accrued expenses                                                 12,388                  9,768
Customer prepayments and deposits                                                        875                    960
Other liabilities                                                                      1,523                  1,458
Partners' deficit                                                                   (193,076)              (184,262)
                                                                               -------------         --------------

                                          TOTAL LIABILITIES AND DEFICIT        $     149,289          $     151,564
                                                                               =============          =============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
               CABLEVISION L.P. - (continued)

                                                                  1996                 1997                 1998
                                                             --------------       --------------       --------------
                                                                             (Dollars in thousands)
Results of Operations

Revenues                                                     $     100,756        $     109,126        $     114,129
Operating expenses                                                 (43,608)             (45,902)             (46,634)
Management and consulting fees                                      (6,045)              (6,548)              (6,848)
Depreciation and amortization                                      (48,524)             (44,698)             (30,042)
                                                             -------------        -------------        -------------

                                     OPERATING INCOME                2,579               11,978               30,605

Interest expense                                                   (16,405)             (22,787)             (21,791)
                                                             -------------        -------------        -------------

                                    NET INCOME (LOSS)        $     (13,826)       $     (10,809)       $       8,814
                                                             =============        =============        =============

Cash Flows

Cash flows from operating activities                         $      26,132        $      32,815        $      37,924
Cash flows from investing activities                               (22,759)             (23,308)             (26,768)
Cash flows from financing activities                                (1,774)              (9,094)              (6,021)
                                                             -------------        -------------        -------------

                                 INCREASE IN CASH AND
                                     CASH EQUIVALENTS                1,599                  413                5,135

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               3,259                4,858                5,271
                                                             -------------        -------------        -------------

                            CASH AND CASH EQUIVALENTS
                                       AT END OF YEAR        $       4,858        $       5,271        $      10,406
                                                             =============        =============        =============

Summarized financial information of affiliates other than Garden State, accounted for under the equity method, at December 31, 1997 and 1998, is as follows:

                                                    1997                  1998
                                              ---------------        ---------------
                                                       (Dollars in thousands)
Financial Position

Cash and cash equivalents                      $       6,595          $       3,054
Accounts receivable, net                              16,793                 30,665
Other current assets                                  31,658                  2,828
Property and equipment, net                          209,333                234,160
Deferred tax asset                                       550                     94
Other assets, net                                     62,000                 61,800
                                               -------------          -------------
                                TOTAL ASSETS   $     326,929          $     332,601
                                               =============          =============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
          CABLEVISION L.P. - (continued)

                                                                             1997                  1998
                                                                       -------------          -------------
                                                                               (Dollars in thousands)
Financial Position - (continued)

Liabilities to the Company                                             $       4,435          $       6,144
Accounts payable and accrued expenses                                         44,131                 37,817
Debt                                                                         136,089                 81,653
Deferred tax liability                                                        12,343                 12,565
Payable to related party (not the Company)                                    90,991                194,652
Other liabilities                                                             29,985                 49,125
Equity (deficit)                                                               8,955                (49,355)
                                                                       -------------          -------------
                                              TOTAL LIABILITIES
                                                     AND EQUITY        $     326,929          $     332,601
                                                                       =============          =============



                                                                  1996                 1997                 1998
                                                             -------------        -------------        -------------
                                                                             (Dollars in thousands)
Results of Operations

Revenues                                                     $     125,534        $     156,405        $     154,861
Operating expenses                                                 (96,909)            (120,782)            (107,436)
Depreciation and amortization                                      (25,755)             (32,357)             (35,091)
                                                             -------------        -------------        -------------

                                     OPERATING INCOME                2,870                3,266               12,334

Interest expense                                                   (16,964)             (18,284)             (21,393)
Other income and expense (net)                                       1,054                9,565               (1,453)
                                                             -------------        -------------        -------------

                                           NET (LOSS)        $     (13,040)       $      (5,453)       $     (10,512)
                                                             =============        =============        =============

Cash Flows

Cash flows from operating activities                         $       6,070        $      35,378        $      16,805
Cash flows from investing activities                               (57,436)             (74,331)             (49,211)
Cash flows from financing activities                                46,450               34,153               32,344
                                                             -------------        -------------        -------------

                               NET (DECREASE) IN CASH
                                 AND CASH EQUIVALENTS        $      (4,916)       $      (4,800)       $         (62)
                                                             =============        =============        =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
          CABLEVISION L.P. - (continued)

The following table of the Company's investments, other than Garden State, accounted for under the equity method, reflects ownership percentage as of December 31, 1998, and the carrying amount including related receivables, as of December 31, 1997 and 1998:

                                                                    December
                                                                    31, 1998
                                                                   Ownership
                                                                   Percentage          1997                1998
                                                                   ----------     -------------        -------------
                                                                               (Dollars in thousands)
Susquehanna Cable Co. Subsidiaries
  ("SCC Subs")(Note 9)                                                 30%        $      10,671        $      11,307
Raystay Co. ("Raystay") (Note 26)                                      45%               11,807               11,142
Videopole (Note 26)                                                    29%               11,117                    -
MetroNet Communications and Globenet
  Communications ("MetroNet")                                          50%                1,086                  927
Hyperion Telecommunications of
  Harrisburg ("Hyperion") (Note 3)                                       -                  217                    -
Sneak Prevue, L.L.C. ("Sneak Prevue")
  (Note 4)                                                             28%                2,512                2,569
Clearview Partners ("Clearview") (Note 4)                              30%                1,825                2,858
Cable Adcom ("Adcom")                                                    -                1,533                    -
Philadelphia Interconnect ("Interconnect")
  (Note 4)                                                             71%                3,843                5,814
Others                                                                                    1,860                2,618
                                                                                  -------------        -------------

                                                                                  $      46,471        $      37,235
                                                                                  =============        =============


The carrying amounts of Garden State, SCC Subs and Raystay at December 31, 1998 include excess purchase accounting adjustments of $13.1 million, $22.0 million and $11.0 million, respectively. The excess amounts are being written off based on the depreciation and amortization methods and lives of the related tangible and intangible assets. None of the investments in common stock at December 31, 1998 have quoted market prices available.

The Company's indirect, wholly owned subsidiary, LenNet, Inc., owns a 50% general partnership interest in MetroNet Communications, a company that provides microwave transmissions of voice and data between two points of presence for its customers located throughout the United States and a 50% general partnership interest in Globenet Communications, a company that provides international call back telephone service for its customers located in foreign countries.

Videopole's financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Videopole. The Company records its equity share of Videopole's operating results calculated in accordance with U.S. GAAP.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 8 - INVESTMENTS IN AFFILIATES INCLUDING GARDEN STATE
          CABLEVISION L.P. - (continued)

The following table reflects the Company's share of income or losses of Garden State and each of the aforementioned affiliates:

                                                                  1996                1997                 1998
                                                            --------------        ------------         -----------
                                                                             (Dollars in thousands)
Garden State                                                 $      (5,068)       $     (3,340)        $     6,652
SCC Subs                                                            (1,010)               (208)                636
Raystay                                                             (1,575)              4,826                (665)
Videopole                                                           (7,408)             (7,200)            (11,122)
MetroNet                                                               (92)                 81                 204
Hyperion                                                              (734)               (826)                  -
Sneak Prevue                                                          (326)               (426)               (224)
Clearview                                                             (100)                  -                 305
Adcom                                                                1,070                 851                 109
Interconnect                                                             -                 359                 244
Other                                                               (2,627)             (1,451)                 (3)
                                                             -------------        ------------         -----------

                                                             $     (17,870)       $     (7,334)        $    (3,864)
                                                             =============        ============         ===========


NOTE 9 - OTHER INVESTMENTS

Other investments, accounted for under the cost method, are summarized as follows:

                                                                                    1997                   1998
                                                                               -------------          -------------
                                                                                        (Dollars in thousands)
Susquehanna Cable Co., Inc. (a)                                                $      10,359          $      10,359
Other                                                                                     51                     51
                                                                               -------------          -------------

                                                                               $      10,410          $      10,410
                                                                               =============          =============

(a) The Company has 14.9% ownership of the voting stock of Susquehanna Cable Co. Inc. and accounts for this investment under the cost method. Susquehanna is an indirect subsidiary of Susquehanna Pfaltzgraff Co. and is the parent company of five cable operating subsidiaries, of which the Company has a direct ownership interest of the voting stock of 17.75%. The Company's investment in these subsidiaries are accounted for under the equity method because the Company's direct and indirect ownership interests in these subsidiaries is thirty percent (30%).


NOTE 10 - GOODWILL

The excess of the purchase price paid over the acquired net assets has been allocated to goodwill. Accumulated amortization at December 31, 1997 and 1998, was $28.6 million and $32.4 million, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 11 - DEFERRED FRANCHISE COSTS AND OTHER INTANGIBLE ASSETS

A schedule of deferred franchise costs and other intangible assets and accumulated amortization at December 31, 1997 and 1998, is as follows:


                                                                                   Accumulated
                                                                   Amount          Amortization             Net
                                                               -------------      -------------       -------------
                                                                              (Dollars in thousands)
December 31, 1997

Deferred franchise costs                                       $     693,050      $     186,027       $     507,023
                                                               =============      =============       =============

Debt acquisition costs                                         $      12,589      $       4,735       $       7,854
Covenants not to compete                                              12,500              7,117               5,383
Other deferred assets                                                 19,920              4,816              15,104
                                                               -------------      -------------       -------------
                                                               $      45,009      $      16,668       $      28,341
                                                               =============      =============       =============

December 31, 1998

Deferred franchise costs                                       $     693,217      $     227,797       $     465,420
                                                               =============      =============       =============

Debt acquisition costs                                         $       1,793      $          53       $       1,740
Covenants not to compete                                              12,500              8,367               4,133
Other deferred assets                                                 19,717              6,191              13,526
                                                               -------------      -------------       -------------
                                                               $      34,010      $      14,611       $      19,399
                                                               =============      =============       =============


NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 1997 and 1998:

                                                                                         1997                 1998
                                                                                    -------------        -------------
                                                                                          (Dollars in thousands)
8-3/8% senior notes due November 1, 2005 (a)                                        $     687,082        $     688,284
10-1/2% senior subordinated notes due June 15, 2006 (b)                                   293,781              294,259
7-5/8% senior notes due February 15, 2008 (c)                                                   -              148,377
8-1/4% senior subordinated notes due February 15, 2008 (d)                                      -              148,221
Bank credit facility (e)                                                                  240,000               15,000
11.30% senior promissory notes due September 1, 2000 (f)                                   45,000                    -
11.84% senior promissory notes due May 15, 1998 (g)                                        10,500                    -
9.93% senior promissory notes due September 30, 2001 (h)                                   11,625                    -
                                                                                    -------------        -------------

                                                                                    $   1,287,988        $   1,294,141
                                                                                    =============        =============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 12 - NOTES PAYABLE - (continued)

(a) These notes, which are stated net of an unamortized discount of $11.7 million at December 31, 1998, were issued through a public offering in November 1995. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds were used to provide funds for the early extinguishment of debt, to pay off notes payable to banks, and to provide funding for the exchange of assets with TCI (Note 4) and to provide partial funding for the cable television systems acquired from Sammons Communications, Inc.
    (Note 4).

(b) These notes, which are stated net of an unamortized discount of $5.7 million at December 31, 1998, were issued through a private placement in June 1996 and were later exchanged for publicly traded notes in a public offering in September 1996. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The net proceeds were used, together with $150 million from initial borrowings under the term loan portion of the bank credit facility to prepay all amounts outstanding under the Company's former bank credit facility. The Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with the old bank credit facility. These charges increased net loss by $2.5 million, net of income tax benefits of $1.3 million in 1996.

(c) These notes, which are stated net of unamortized discount of $1.6 million at December 31, 1998, were issued through a private placement in February 1998 and were later exchanged for publicly traded notes in a public offering in September 1998. The notes require semi-annual interest payments. The notes are not redeemable at the option of the Company prior to maturity. Upon a Change of Control Triggering Event, holders of the notes may require the Company to purchase all or a portion of the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The net proceeds, together with the proceeds from the 8 1/4%, senior subordinated notes discussed below, were used to provide funds for the early extinguishment of debt and to pay down the bank credit facility. The Company incurred extraordinary charges from the write-off of the unamortized loan costs associated with retired debt. These charges increased net loss by $7.4 million, net of income tax benefits of $1.6 million.

(d) These notes, which are stated net of unamortized discount of $1.8 million at December 31, 1998, were issued through a private placement in February 1998 and were later exchanged for publicly traded notes in a public offering in September 1998. The notes require semi-annual interest payments. The notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company. The Company may, at its option, prepay the notes beginning in 2003. The net proceeds were used as discussed in (c).

(e) On August 4, 1998, the Company amended and restated its existing bank credit facility. The new facility establishes senior unsecured revolving credit facility commitments under which the Company may borrow up to $300 million, which can be increased to $550 million under certain conditions. The Company intends to use the availability under this facility for operations, capital expenditures, general corporate purposes and possibly for future acquisitions of cable systems. Principal payments and commitment reductions are scheduled to commence on December 31, 2001, with quarterly reductions thereafter until the termination of the facility on March 31, 2006. Loans outstanding under the facility bear interest, at the Company's option, at either (i) the Base Rate plus an applicable margin or (ii) LIBOR plus an applicable margin, in each case based upon certain levels of leverage ratios. The weighted average interest rate during 1998 was 6.28%.

(f) These notes were payable to a group consisting of several insurance companies. The notes were repaid with the proceeds of the private placement offerings described in (c) and (d). The interest rate at December 31, 1997 was 11.30%.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 12 - NOTES PAYABLE - (continued)

(g) These notes were payable to an insurance company and to its assignees. The notes were repaid with the proceeds of the private placement offerings described in (c) and (d). The interest rate at December 31, 1997 was 11.84%.

(h) This consisted of a note payable to an insurance company. The note was repaid with the proceeds of the private placement offerings described in (c) and (d). The interest rate at December 31, 1997 was 9.93%.

    The above debt agreements place certain financial restrictions on the Company and its restricted subsidiaries which, among others, require meeting certain ratios relating to interest coverage and debt coverage.

Maturities of notes payable, excluding the unamortized discount of $20.9 million are as follows:

                                           (Dollars in thousands)
         Year Ending December 31,
         ------------------------
                   1999                           $        -
                   2000                                    -
                   2001                                  750
                   2002                                1,500
                   2003                                2,250
                Thereafter                         1,310,500
                                                  ----------

                                                  $1,315,000
                                                  ==========

The Company had also entered into four interest rate swap agreements. These agreements effectively changed the Company's interest rate on $300 million of its fixed rate debt to a floating rate based on LIBOR. On October 31, 1997, the Company terminated all four interest rate swap agreements and received $8.8 million in consideration of early termination. The Company has recorded the gain as "Deferred gain on terminated interest swaps" on its consolidated balance sheet and is amortizing the gain as a reduction in interest expense to June 15, 2006, which is the maturity date of the fixed rate debt obligation.

NOTE 13 - LEASES

Subsidiaries of the Company had entered into three leases for office and warehouse space from H.F. Lenfest and his wife. The leases were classified as capital leases. On September 30, 1998, the Company purchased the three properties from H.F. Lenfest and his wife for an aggregate price of approximately $6.0 million. The purchase price for each of the properties was determined as a result of an independent appraisal.

The Company has entered into other capital lease agreements. The agreements are for the financing of equipment. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 13 - LEASES - (continued)

Future minimum lease payments under all capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

                                                                         Capital            Operating
                                                                         Leases               Leases
                                                                      -------------        -------------
                                                                             (Dollars in thousands)
                            Year Ending December 31,
                            ------------------------
                                      1999                            $       1,770        $       3,834
                                      2000                                      666                3,772
                                      2001                                      352                2,603
                                      2002                                        -                1,372
                                      2003                                        -                1,312
                                   Thereafter                                     -                  558
                                                                      --------------      --------------

TOTAL MINIMUM LEASE PAYMENTS                                                  2,788        $      13,451
                                                                                           =============

LESS AMOUNT REPRESENTING
 INTEREST                                                                      (376)
                                                                      -------------

PRESENT VALUE OF MINIMUM
 LEASE PAYMENTS                                                       $       2,412
                                                                      =============

Property and equipment under capitalized leases at December 31, 1997 and 1998, are summarized as follows:

                                                                            1997             1998
                                                                      -------------    ---------------
                                                                           (Dollars in thousands)
Buildings - related party                                             $       3,893      $           -
Equipment                                                                     5,376              5,376
                                                                      -------------      -------------
                                                                              9,269              5,376
Accumulated depreciation                                                      3,174              2,697
                                                                      -------------     --------------
                                                                      $       6,095      $       2,679
                                                                      =============      =============

Rental expense for all operating leases, principally office and warehouse facilities, pole rent and satellite transponders, from continuing operations, amounted to $8.6 million, $8.1 million and $8.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company made total payments to H.F. Lenfest and his wife for buildings under capitalized leases of $0.6 million, $0.6 million and $0.4 million in 1996, 1997 and 1998, respectively.

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum operating lease commitments will not be less than the amount shown for 1999.

On April 8, 1996, the Company entered into a five year agreement with GE American Communications, Inc. requiring monthly payments of $0.2 million to lease a transponder on the GE-1 communications satellite.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 14 - RESEARCH AND DEVELOPMENT

The Company, through its subsidiaries CAM Systems, Inc., StarNet Development, Inc., Suburban Connect, Inc. and StarNet, Inc., incurred research and development costs of $2.4 million, $1.1 million and $0.4 million for the years ended December 31, 1996, 1997 and 1998, respectively, in connection with the development of new equipment and computer software. StarNet Development, Inc. ceased operations in 1996. These costs have been included with direct costs - non-cable on the accompanying consolidated statements of operations and comprehensive income (loss).

NOTE 15 - SELF INSURANCE

The Company has a partially self-insured health benefit program that provides health, death and disability benefits to substantially all employees. Death benefits, long-term disability and some medical benefits are provided through the purchase of life, disability and medical insurance. Other claims are paid as incurred. Claims paid in excess of predetermined amounts are reimbursed under a stop loss insurance policy. The Company has accrued a liability for estimated claims incurred, but not reported.

In prior years, claims were paid from a trust organized under Internal Revenue Code Section 501(c)(9) - Voluntary Employees Beneficiary Association (VEBA). The trust was prefunded by contributions from each participating subsidiary. This trust was terminated during 1998.

NOTE 16 - 401(k) PLAN

The Company provides a 401(k) profit sharing plan. The Company matches the entire amount contributed by a participating, eligible employee up to five percent (5%) of salary subject to statutory limitations. For the years ended December 31, 1996, 1997 and 1998, the Company matched contributions of $1.2 million, $1.4 million and $1.5 million, respectively, in its continuing operations.

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

                                                                  1996                 1997                 1998
                                                             -------------      ---------------        ------------
                                                                             (Dollars in thousands)
Current
  Federal                                                    $        (211)      $       15,013        $          -
  State                                                               (686)                (265)             (1,315)
                                                             -------------       --------------        ------------
                                                                      (897)              14,748              (1,315)
Deferred
  Federal                                                            3,581               (1,359)              1,202
  State                                                                769                 (514)                174
  Benefit of operating loss carryforward                            10,746               54,025              18,917
  (Increase) decrease in valuation allowance                           130              (30,721)            (15,838)
                                                             -------------       --------------        ------------
                                                                    15,226               21,431               4,455
                                                             -------------       --------------        ------------

                                                             $      14,329       $       36,179        $      3,140
                                                             =============       ==============        ============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 17 - CORPORATE INCOME TAXES - (continued)

The current tax benefit from continuing operations for 1997 represents tax savings resulting from utilization of current losses to eliminate the tax expense incurred by the current income and gain from discontinued operations.

The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                              Federal                               State
                                                   ----------------------------         ----------------------------
                                                      1997              1998               1997              1998
                                                   -----------      -----------         -----------      -----------
                                                                         (Dollars in thousands)
Deferred Tax Assets:
  Allowance for doubtful accounts                  $       985      $     1,143         $       290      $       338
  Deferred start-up costs                                   27                -                   -                -
  Net operating loss carryforward                      133,465          152,382                   -                -
  Investments in affiliates, principally
   due to differences in taxable income                  3,570            7,091                 280              556
  Investments and other tax credits                      1,553              871                 249              249
                                                   -----------      -----------         -----------      ------------
            Gross Deferred Tax Asset                   139,600          161,487                 819            1,143

Deferred Tax Liabilities:
  Property and equipment, principally
   due to differences in depreciation                  (21,246)         (22,628)             (6,414)          (6,953)
  Property and equipment and intangible
   assets arising from purchase
   accounting adjustments                              (12,695)         (11,456)             (3,985)          (3,596)
  Unrealized gain on marketable
   securities                                             (269)             (55)                  -               -
                                                   -----------      -----------         -----------      -----------
            Gross Deferred Tax Liability               (34,210)         (34,139)            (10,399)         (10,549)
                                                   -----------      -----------         -----------      -----------

 Net deferred tax asset (liability)
  before valuation allowance                           105,390          127,348              (9,580)          (9,406)
 Valuation allowance                                   (31,139)         (46,977)                  -               -
                                                   -----------      -----------         -----------      -----------
            Net Deferred Tax Asset (Liability)     $    74,251      $    80,371         $    (9,580)     $    (9,406)
                                                   ===========      ===========         ===========      ===========

The difference between the income tax benefit (net) and the amounts expected by applying the U.S. Federal income tax rate of 35% to loss before income taxes is as follows:

                                                                  1996                 1997                 1998
                                                             -------------        -------------        -------------
                                                                              (Dollars in thousands)
Federal income tax benefit at statutory rates                $      50,040        $      35,265        $      17,296
Nondeductible amortization of goodwill and
  other intangibles                                                   (949)                (949)                (949)
Nondeductible loss on marketable securities                        (30,240)                  -                    -
Net operating losses applied towards
  prior years audit adjustments                                     (6,306)                  -                    -
Increase in valuation allowance                                          -                    -              (15,838)
Provision for state income taxes, net of
  Federal income tax benefit                                            54                 (506)                (741)
Other                                                                1,730                2,369                3,372
                                                             --------------       -------------       --------------
                                                             $      14,329        $      36,179        $       3,140
                                                             ==============       =============       ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 17 - CORPORATE INCOME TAXES - (continued)

The Company has a net operating loss carryforward of approximately $435 million on a tax reporting basis. The carryforward will begin to expire in 2000, if not utilized. The Company has available an alternative minimum tax credit of $0.4 million for indefinite carryover to subsequent years. The Company also has available unused general business tax credits, after reduction required under the Tax Reform Act of 1986, of approximately $0.9 million for carryover to subsequent years. The operating loss and general business tax credits expire as follows:

                                                                                            Net
                                                                        Tax              Operating
                                                                      Credits              Losses
                                                                   ---------------     --------------
                                                                         (Dollars in thousands)
                            Year Ending December 31,
                            ------------------------
                                      1999                         $         361        $           -
                                      2000                                   485                1,020
                                      2001                                     5               11,770
                                      2002                                     5               13,138
                                      2003                                     -               19,817
                                      2004                                     5               35,600
                                      2005                                     -               39,076
                                      2006                                    10                4,439
                                      2007                                     -               10,269
                                      2008                                     -                    -
                                      2009                                     -               21,397
                                      2010                                     -               23,710
                                      2011                                     -               46,261
                                      2012                                     -              154,831
                                    2013-2017                                  -                    -
                                      2018                                     -               54,048
                                                                   -------------        -------------

                                                                   $         871        $     435,376
                                                                   =============        =============


NOTE 18 - OTHER INCOME AND EXPENSE

The schedules of other income and expense from continuing operations for the years ended December 31, 1996, 1997 and 1998 are as follows:


                                                                                         Year Ended December 31,
                                                                           ----------------------------------------------------
                                                                                1996                1997               1998
                                                                           -------------      --------------      -------------
                                                                                          (Dollars in thousands)
(Loss) on disposal of assets upon rebuild of
 cable systems                                                             $        (846)     $            -      $           -
Gain (loss) on sales of property and equipment                                       326                (694)            (2,469)
Gain on sales of marketable securities                                               342                 468              3,766
Gain on disposition of equity investment (See Note 3)                              7,210               7,318             12,221
Interest and dividend income                                                       4,699               1,242              1,240
Minority interest in net loss of L-TCI Associates                                  2,492                 945                  -
Miscellaneous income (expense)                                                      (314)               (125)              (315)
                                                                           -------------      --------------      -------------

                                                                           $      13,909      $        9,154      $      14,443
                                                                           =============      ==============      =============


LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 19 - DISCONTINUED OPERATIONS

Effective October 31, 1997, Lenfest MCN, Inc. (formerly MicroNet, Inc.) and Lenfest MCN Delmarva Associates LP (formerly MicroNet Delmarva Associates, LP) (collectively "MCN"), each a wholly owned subsidiary of the Company, sold substantially all of their assets and Suburban Cable TV Co. Inc., Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers. The purchase price was approximately $70.3 million, subject to adjustments. The sale resulted in a gain of $32.3 million, net of applicable income taxes of $17.7 million. The sale represents the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service businesses. The assets sold were not material to the cable television operations of the Company.

Operating results of MCN for the years ended December 31, 1996 and 1997, are shown separately in the accompanying consolidated statements of operations and comprehensive income (loss) under the caption "Discontinued Operations" and consist of the following:


                                                                    1996                  1997
                                                               -------------        --------------
                                                                     (Dollars in thousands)
Revenues                                                       $      15,508         $      15,496
Operating expenses                                                    (9,961)               (9,812)
Depreciation and amortization                                         (4,104)               (2,862)
                                                               -------------         -------------

                                     OPERATING INCOME                  1,443                 2,822

Interest expense                                                        (715)                 (598)
Other income                                                              23                    42
Income tax (expense)                                                    (388)                 (797)
                                                               -------------         -------------

                                           NET INCOME          $         363         $       1,469
                                                               =============         =============


NOTE 20 - COMMITMENTS AND CONTINGENCIES

Mr. Lenfest, for the benefit of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. At December 31, 1998, the amount subject to guarantee under the license agreements was approximately $26.4 million.

The Company has exercised an option to purchase a property, located in Oaks, PA, that it is leasing for its corporate offices. The purchase is expected to be completed by June 30, 1999. The Company has also exercised an option to purchase a property, located in New Castle County, DE, that it is leasing for its call center. This purchase is expected to close in the first quarter of 2000.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 20 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $440 million as of December 31, 1998). The Plaintiff also alleged that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and ended on September 30, 1998. The Company expects a decision by mid year. Neither it nor its counsel can predict the outcome of the trial.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position, the results of operations or the cash flows of the Company.

The Company's operating cable television subsidiaries hold various franchises and, in connection therewith, are obligated to pay franchise fees based on certain gross revenues. For the years ended December 31, 1996 and 1997, franchise fees in the amount of $10.8 million and $12.8 million, respectively were paid. For the year ended December 31, 1998, franchise fees in the amount of $14.4 million will be paid.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is party to an agreement whereby Satellite Services, Inc. provides certain cable television programming to the Company and its unconsolidated cable television affiliates with programming services at a rate which is not more than the Company could obtain independently. For the years ended December 31, 1996, 1997 and 1998, the Company incurred programming expenses of $57.3 million, $62.9 million and $70.5 million, respectively, under this agreement.

The Company, through its subsidiaries, StarNet and StarNet Development, Inc., generates revenue from cross channel tune-in promotional services for cable television and equipment sales to affiliates of TCI. For the years ended December 31, 1996, 1997 and 1998, the Company has generated revenues of $4.8 million, $1.9 million and $0.9 million, respectively, from affiliates of TCI.

The Company incurred pay-per-view order placement fees to TelVue Corporation, an affiliate of Mr. Lenfest, of $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

During 1996, the Company loaned a total of $41.1 million to Australis. All loans were repaid with interest.

Subsidiaries of the Company had leasing arrangements with a principal stockholder for office and warehouse facilities and, in 1998, purchased those facilities (See Note 13).

John C. Malone, a director of the Company, is a director of The Bank of New York, which is the trustee under the indentures for the Company's senior notes and senior subordinated notes and a lender under the bank credit facility.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)



NOTE 22 - SEGMENT INFORMATION

The Company operates primarily in the cable television industry. This segment develops and operates cable television systems and holds investments in other cable television operating companies. Other segments provide cable advertising, promotional, traffic and billing, telemarketing, paging, internet and digital video services. These segments do not meet the quantitative guidelines for reportable segments.

The segments' accounting policies are the same as those described in the summary of significant accounting policies. Management of the Company evaluates performance based on operating income before depreciation and amortization. Operating income before depreciation and amortization is commonly referred to in the cable television industry as "operating cash flow". Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Information concerning continuing operations by reportable segment as of and for each of the three years ended December 31, was as follows:

                                                             1996                  1997                   1998
                                                        -------------         -------------         --------------
                                                                          (Dollars in thousands)
Revenues
  Cable television                                      $     354,561         $     413,792          $     430,451
  All others                                                   33,038                40,017                 49,768
  Intersegment revenues                                        (5,789)               (6,419)                (9,810)
                                                        -------------         -------------         --------------

                                                        $     381,810         $     447,390         $      470,409
                                                        =============         =============         ==============

Operating income (loss) before
  depreciation and amortization
    Cable television                                    $     177,250         $     200,550         $      204,853
    All others                                                (11,381)               (7,827)                (9,372)
                                                        -------------         -------------         --------------

                                                        $     165,869         $     192,723         $      195,481
                                                        =============         =============         ==============

Depreciation and amortization
  Cable television                                      $     107,115         $     124,973         $      130,554
  All others                                                    4,162                 4,966                  4,804
                                                        -------------         -------------         --------------

                                                        $     111,277         $     129,939         $      135,358
                                                        =============         =============         ==============

Operating income (loss)
  Cable television                                      $      70,135         $      75,577         $       74,299
  All others                                                  (15,543)              (12,793)               (14,176)
                                                        -------------         -------------         --------------

                                                        $      54,592         $      62,784         $       60,123
                                                        =============         =============         ==============

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 22 - SEGMENT INFORMATION, (continued)

                                                             1996                   1997                   1998
                                                        -------------          -------------          --------------
                                                                          (Dollars in thousands)
Interest expense
  Cable television                                      $     105,463          $     120,549          $     120,119
  All others                                                    1,738                    239                      -
                                                        -------------          -------------          --------------

                                                        $     107,201          $     120,788          $     120,119
                                                        =============          =============          ==============

Equity in net income (losses) of
 unconsolidated affiliates
  Cable television                                      $     (15,161)         $      (5,922)         $       (4,194)
  All others                                                   (2,709)                (1,412)                    330
                                                        -------------          -------------          --------------

                                                        $     (17,870)         $      (7,334)         $       (3,864)
                                                        =============          =============          ==============

Identifiable assets
  Cable television                                      $   1,116,214          $   1,090,563          $    1,097,698
  All others                                                   88,232                134,410                  82,226
  Intersegment receivables                                     (3,629)                (5,253)                 (4,797)
                                                        -------------          -------------          --------------

                                                        $   1,200,817          $   1,219,720          $    1,175,127
                                                        =============          =============          ==============

Long-term debt, including obligations
 under capital leases
  Cable television                                      $   1,309,735          $   1,293,579          $    1,296,553
  All others                                                    3,128                  1,727                      -
                                                        -------------          -------------          --------------

                                                        $   1,312,863          $   1,295,306          $    1,296,553
                                                        =============          =============          ==============

Expenditures for long-lived assets
  Cable television acquisitions                         $     606,755          $      84,500          $            -
  Other cable television                                       59,630                 95,764                  95,851
  All others                                                   11,351                  7,978                  13,705
                                                        -------------                                 --------------
                                                                               -------------

                                                        $     677,736          $     188,242          $      109,556
                                                        =============          =============          ==============

Operating income (loss)                                 $      54,592          $      62,784          $       60,123
Interest expense                                             (107,201)              (120,788)               (120,119)
Equity in net (losses) of unconsolidated
 affiliates                                                   (17,870)                (7,334)                 (3,864)
Loss on Australis Media Ltd. securities                       (86,400)               (44,572)                    -
Other income and expense (net)                                 13,909                  9,154                  14,443
                                                        -------------          -------------          --------------

                        LOSS FROM CONTINUING
                           OPERATIONS BEFORE
                                INCOME TAXES            $    (142,970)         $    (100,756)         $      (49,417)
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

The estimated fair values of the Company's financial instruments as of December 31, 1998 are as follows:

                                                Carrying              Fair
                                                 Amount              Value
                                              ------------       ------------
                                                   (Dollars in thousands)
Balance Sheet Financial Instruments

Cash and cash equivalents                     $      9,802       $      9,802
Marketable securities                               18,854             18,854
Long-term debt                                  (1,294,141)        (1,432,000)
Deposits on converters                              (3,247)            (3,247)


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

Effective March 31, 1999, fee regulation of rates for tier service is scheduled to expire. Rate regulation will continue for basic service rates, charges for cable-related equipment (e.g. converter boxes and remote control devices) and installation services.

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

NOTE 25 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of continuing operations consist of the following as of December 31:

                                                   1997               1998
                                              -------------       -----------
                                                  (Dollars in thousands)

Accounts payable - unrelated parties          $      11,619       $    20,647
Accounts payable - affiliate                         26,304            22,968
Accrued interest                                     14,101            20,193
Accrued franchise fees                                7,898             8,841
Accrued programming - unrelated parties               6,697             5,838
Accrued copyright fees                                1,318               807
Accrued payroll and fringe benefits                   2,407             6,454
Accrued rate refund liability                         1,625               642
Accrued sales taxes                                     424               659
Accrued other                                         4,778             8,970
                                              -------------       -----------

                                              $      77,171       $    96,019
                                              =============       ===========

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)


NOTE 26 - SUBSEQUENT EVENTS

As of January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International has an 80% partnership interest in L-TCI Associates, a partnership that owns 29% of stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videople is 94.2%.

On January 25, 1999, the Company's indirect wholly owned subsidiary, Lenfest Raystay Holdings, Inc. entered into an agreement to acquire the 55% of the stock of Raystay held by other shareholders. The Company expects to complete the acquisition in the second quarter of 1999. The Company initially acquired 31.99% of the outstanding stock of Raystay on July 29, 1994, and exercised options to acquire additional stock increasing its ownership to 45% on June 29, 1995.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries



We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Lenfest Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998, and have issued our report thereon dated March 5, 1999, which is included in the December 31, 1998, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.



Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March  5, 1999

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, 1997 and 1998



                     Column A                         Column B           Column C           Column D             Column E
                     --------                      -------------      -------------      -------------        -------------
                                                                        Additions
                                                     Balance at        Charged to                                Balance
                                                      Beginning         Costs and                                at End
                                                      of Year            Expenses          Deductions            of Year
                                                   -------------      -------------      -------------        -------------

                                                                     (Dollars in thousands)
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET
 ACCOUNTS:
   Allowance for doubtful accounts
     Year ended December 31, 1996                  $         940      $       4,674      $       3,629        $       1,985
                                                   =============      =============      =============        =============

     Year ended December 31, 1997                  $       1,985      $       9,715      $       8,777        $       2,923
                                                   =============      =============      =============        =============

     Year ended December 31, 1998                  $       2,923      $       6,424      $       5,744        $       3,603
                                                   =============      =============      =============        =============


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LENFEST COMMUNICATIONS, INC.


DATE:  March 30, 1999                             By:      /s/ H. F. Lenfest
                                                           ---------------------
                                                           H. F. Lenfest
                                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                   Date
---------                                     -----                                   ----

/s/ H. F. Lenfest                             Chairman of the Board, Director and     March 30, 1999
-----------------------------                 President
H. F. Lenfest                                 (Principal Executive Officer)


/s/ H. Chase Lenfest                          Director                                March 30, 1999
-----------------------------
H. Chase Lenfest


/s/ Brook J. Lenfest                          Director                                March 30, 1999
-----------------------------
Brook J. Lenfest


/s/ Leo J. Hindery, Jr.                       Director                                March 30, 1999
-----------------------------
Leo J. Hindery, Jr.


                                              Director
William R. Fitzgerald


/s/ Maryann V. Bryla                          Senior Vice President - Chief           March 30, 1999
Maryann V. Bryla                              Financial Officer and Treasurer
                                              (Principal Financial Officer)