Form 10-Q
period 1999-03-31
LENFEST COMMUNICATIONS INC
filed 1999-05-17
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (302) 427-8602
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 1999: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index
                                      -----

Part  I.   Financial Information                                                                 Page
                                                                                                 ----
         Item 1.  Financial Statements

                  Report on Review by Independent Certified Public Accountants                     3

                  Condensed Consolidated Balance Sheets as of March 31, 1999
                  (unaudited) and as of December 31, 1998                                          4

                  Consolidated Statements of Operations and Comprehensive Income
                  (Loss) for the three months ended March 31, 1999 (unaudited)
                  and March 31, 1998 (unaudited)                                                   6

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 (unaudited) and March 31, 1998
                  (unaudited)                                                                      7

                  Notes to Condensed Consolidated Financial Statements (unaudited)                 9

                  Statement by Management Concerning Review of Interim Financial
                  Information by Independent Certified Public Accountants                         16

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           17

Part  II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                22

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
May 5, 1999

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         March 31,         December 31,
                                                                                            1999              1998
                                                                                        -----------        ------------
                                                                                        (Unaudited)            (*)
ASSETS
  Cash and cash equivalents                                                             $   16,895         $    9,802

  Marketable securities                                                                     17,191             18,854

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $5,783 in 1999 and $3,603 in 1998                                  32,421             24,482

  Inventories                                                                                1,178              1,071

  Prepaid expenses                                                                           4,551              2,878

  Property and equipment, net of accumulated depreciation
   of $459,706 in 1999 and $436,273 in 1998                                                476,140            431,455

  Investments, principally in affiliates, and related receivables                           49,085             47,645

  Goodwill, net of amortization of $33,222 in 1999 and
   $32,364 in 1998                                                                          67,779             68,637

  Deferred franchise costs, net of amortization of $238,088 in
   1999 and $227,797 in 1998                                                               455,130            465,420

  Other intangible assets, net of amortization of $14,975 in 1999
   and $14,611 in 1998                                                                      18,604             19,399

  Deferred Federal tax asset, net                                                           80,339             80,371

  Other assets                                                                               4,567              5,113
                                                                                        ----------         ----------


                                                                                        $1,223,880         $1,175,127
                                                                                        ==========         ==========

(*)  Condensed from audited financial statements.



See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)

                                                                                         March 31,         December 31,
                                                                                            1999              1998
                                                                                        -----------        ------------
                                                                                        (Unaudited)            (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                                    $1,333,329         $1,296,553

  Accounts payable and accrued expenses - unrelated parties                                 96,392             73,051

  Accounts payable - affiliate                                                              16,671             22,968

  Customer service prepayments and deposits                                                 16,124              6,041

  Deferred gain on terminated interest swaps                                                 6,370              6,518

  Deferred state tax liability (net)                                                         9,406              9,406

  Investment in Garden State Cablevision, L.P.                                              73,369             73,414
                                                                                        -----------        -----------

                                                              TOTAL LIABILITIES          1,551,661          1,487,951

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST in equity of consolidated subsidiary                                           -                  -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                                        2                  2

  Additional paid-in capital                                                                50,747             50,747

  Accumulated deficit                                                                     (372,473)          (359,149)

  Accumulated other comprehensive income (loss), net of
   deferred taxes of $87 in 1999 and $55 in 1998                                            (6,057)            (4,424)
                                                                                        ----------         ----------
                                                                                          (327,781)          (312,824)
                                                                                        ----------         ----------

                                                                                        $1,223,880         $1,175,127
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                          1999             1998
                                                                                        --------         --------
REVENUES                                                                                $131,546         $110,665

OPERATING EXPENSES
  Service                                                                                 12,849           10,779
  Programming - from affiliate                                                            19,253           17,335
  Programming - other cable                                                               12,278            7,584
  Selling, general and administrative                                                     30,543           22,719
  Direct costs - non-cable                                                                 5,036            3,559
  Depreciation                                                                            24,312           22,133
  Amortization                                                                            11,991           14,523
                                                                                        --------         --------
                                                                                         116,262           98,632
                                                                                        --------         --------

                                                                OPERATING INCOME          15,284           12,033

OTHER INCOME (EXPENSE)
  Interest expense                                                                       (29,761)         (31,499)
  Equity in net income (losses) of unconsolidated
    affiliates                                                                             2,270             (814)
  Other income and expense (net)                                                          (1,117)          15,611
                                                                                        --------         --------
                                                                                         (28,608)         (16,702)
                                                                                        --------         --------

                                                        LOSS BEFORE INCOME TAXES
                                                          AND EXTRAORDINARY LOSS         (13,324)          (4,669)


INCOME TAX BENEFIT (NET)                                                                       -              855
                                                                                        --------         --------

                                                  LOSS BEFORE EXTRAORDINARY LOSS         (13,324)          (3,814)

EXTRAORDINARY LOSS
Early extinguishment of debt, net of applicable
  income taxes of $1,645                                                                       -           (3,061)
                                                                                        --------         --------

                                                                        NET LOSS         (13,324)          (6,875)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
  Foreign currency translation adjustment                                                     63                -
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during the period                           (1,705)           3,680
    Less:  reclassification adjustment for (gains) losses included
     in net loss                                                                               9           (3,664)
                                                                                        --------         --------
                                                                                          (1,633)              16
                                                                                        --------         --------

                                                              COMPREHENSIVE LOSS        $(14,957)        $ (6,859)
                                                                                        ========         ========

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                          1999             1998
                                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $(13,324)        $(6,875)
  Extraordinary loss                                                                           -           3,061
                                                                                        --------         -------
                                                                                         (13,324)         (3,814)
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation and amortization                                                       36,303          36,656
      Accretion of debt discount                                                             525             438
      Accretion of deferred gain on terminated interest swaps                               (148)           (132)
      Net (gains) losses on sales of marketable securities                                     9          (3,664)
      Deferred income tax (benefit)                                                            -          (1,855)
      (Gain) loss on disposition of property and equipment                                 1,059             (33)
      Gain on exchange of partnership interest                                                 -         (11,489)
      Loss on write-off of organization costs                                                148               -
      Equity in net (income) losses of unconsolidated affiliates                          (2,270)            814
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                                  4,798           5,696
      Inventories                                                                           (107)            (89)
      Prepaid expenses                                                                      (768)           (318)
      Other assets                                                                           252          (1,108)
      Accounts payable and accrued expenses:
        Unrelated parties                                                                  2,613          10,334
        Affiliate                                                                         (6,297)         (4,651)
      Customer service prepayments and deposits                                            1,182            (156)
                                                                                        --------         -------

                                                           NET CASH PROVIDED BY
                                                           OPERATING ACTIVITIES           23,975          26,629
                                                                                        --------         -------

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                          1999             1998
                                                                                        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                   $(33,038)       $ (18,023)
  Purchases of marketable securities                                                        (209)          (1,078)
  Proceeds from sales of property and equipment                                              175               33
  Proceeds from sales of marketable securities                                               200            7,878
  Investments in unconsolidated affiliates                                                  (850)               -
  Distributions from unconsolidated affiliates                                                 -              475
  (Increase) in other intangible assets - investing                                         (196)            (165)
  Loans and advances to unconsolidated affiliates                                           (330)            (890)
  Loans and advances from unconsolidated affiliates                                        2,338              570
                                                                                        --------        ---------

                                                             NET CASH (USED IN)
                                                           INVESTING ACTIVITIES          (31,910)         (11,200)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                       15,479          296,386
  Early extinguishment of debt                                                                 -          (67,375)
  Other debt reduction:
    Notes                                                                                    (80)        (240,000)
    Obligations under capital leases                                                        (435)            (331)
                                                                                        --------        ---------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES           14,964          (11,320)
                                                                                        --------        ---------

                                                           NET INCREASE IN CASH
                                                           AND CASH EQUIVALENTS            7,029            4,109

EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS                                                                            64                -

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                9,802           15,623
                                                                                        --------        ---------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD         $ 16,895        $  19,732
                                                                                        ========        =========

See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of March 31, 1999, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1999 and 1998.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 30, 1999. The results of operations for the periods ended March 31, 1999 and 1998, are not necessarily indicative of operating results for the full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly-owned and majority owned subsidiaries. Effective January 20, 1999, the Company acquired an additional 71% of Videopole (See Note 4). As a result of this acquisition, the Company has majority ownership and control of Videopole and, therefore, consolidates Videopole's financial position, results of operations and cash flows as of the beginning of 1999. In accordance with generally accepted principles the Company accounted for its Videopole investment under the equity method prior to 1999.

NOTE 2 - ACCOUNTING CHANGE

In 1999, the Company changed its method of accounting for the costs of start-up activities to conform to the requirements of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The effect of the change was not material to the Company's financial position or results of operations.

NOTE 3 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1999           1998
                                                          --------        ------
                                                          (Dollars in thousands)
Cash paid during the period for
  Interest                                                $13,096         $8,703
                                                          =======         ======

  Income taxes                                            $   205         $    -
                                                          =======         ======

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 3 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH
                  FLOWS, (continued)

Noncash Investing and Financing Activities

In connection with the acquisition of Videopole (See Note 4), the Company assumed debt of $21.4 million.

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

NOTE 4 - NEW BUSINESS AND ACQUISITIONS

On January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of the outstanding common stock of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also has an 80% partnership interest in L-TCI Associates, a partnership that owns the remaining 29% of common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole is 94.2%.

NOTE 5 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at March 31, 1999 and December 31, 1998 are as follows:

                                                       March 31,    December 31,
                                                        1999           1998
                                                      ----------    ------------
                                                        (Dollars in thousands)

Aggregate cost basis                                  $23,223          $23,223
Unrealized (loss)                                      (6,032)          (4,369)
                                                      -------          -------

Fair value                                            $17,191          $18,854
                                                      =======          =======


All of the Company's securities are considered to be available for sale. Net realized gains (losses) from the sale of marketable securities, in the amount of $(9,000) and $3.7 million are included in the accompanying consolidated statements of operations for 1999 and 1998, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 213,000 customers in southern New Jersey at March 31, 1999. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of the investments in Garden State in the amount of $73.4 million at March 31, 1999 and December 31, 1998, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the three months ended March 31, 1999 and 1998, is as follows:

                                                                                 1999              1998
                                                                               ---------        ---------
                                                                                 (Dollars in thousands)
Results of Operations
Revenues                                                                       $ 30,038         $ 27,730
Operating expenses                                                              (12,569)         (11,391)
Management and consulting fees                                                   (1,803)          (1,663)
Depreciation and amortization                                                    (7,054)          (8,725)
                                                                               --------         --------

                                                       OPERATING INCOME           8,612            5,951

Interest income                                                                     139                -
Interest expense                                                                 (5,104)          (5,605)
                                                                               --------         --------

                                                             NET INCOME        $  3,647         $    346
                                                                               ========         ========

NOTE 7 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at March 31, 1999 and December 31, 1998:

                                                                                March 31,         December 31,
                                                                                   1999               1998
                                                                               ----------          ----------
                                                                                   (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                                       $  688,611          $  688,284
10-1/2% senior subordinated notes due June 15, 2006                               294,390             294,259
7-5/8% senior notes due February 15, 2008                                         148,409             148,377
8-1/4% senior subordinated notes due February 15, 2008                            148,256             148,221
Bank credit facility                                                               30,000              15,000
Bank debt of Videopole                                                              3,176                   -
Obligations under capital leases                                                    2,143               2,412
Obligations under capital leases of Videopole                                      18,344                   -
                                                                               ----------          ----------

                                                                               $1,333,329          $1,296,553
                                                                               ==========          ==========

                                       11

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 7 - LONG-TERM DEBT, (continued)

On March 9, 1999, the Company entered into an interest rate swap agreement with a large commercial bank. The agreement has a notional principal amount of $150 million. The agreement effectively changes the Company's interest rate on $150 million of its fixed rate debt to a floating rate based on LIBOR. The interest rate swap agreement terminates on February 15, 2008. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Mr. Lenfest, for the behalf of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million obligation of Australis Media Limited ("Australis") incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. At March 31, 1999, the amount subject to guarantee under the license agreements was approximately $20.7 million.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including Mr. Lenfest, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $452 million as of March 31, 1999). The Plaintiff also alleged that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. They are defending this action vigorously. The trial in this action began on February 2, 1998, and ended on September 30, 1998. The Company expects a decision by mid-year 1999. Neither it nor its counsel can predict the outcome of the trial.

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)

NOTE 10 - SEGMENT INFORMATION

The Company operates primarily in the cable television industry in the United States. This segment develops and operates cable television systems and holds investments in other cable television operating companies in the United States. Other segments provide cable advertising, promotional, traffic and billing, telemarketing, paging, internet, digital video services and cable television operations in France. These segments do not meet the quantitative guidelines for reportable segments.

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

Information by reportable segment for each of the three month periods ended March 31, was as follows:

                                                                                          1999          1998
                                                                                      --------         --------
                                                                                        (Dollars in thousands)
Revenues
  Core cable television                                                               $115,687         $103,457
  All others                                                                            18,178            9,255
  Intersegment revenues                                                                 (2,319)          (2,047)
                                                                                      --------         --------

                                                                                      $131,546         $110,665
                                                                                      ========         ========
Operating income (loss) before depreciation and amortization
  Core cable television                                                               $ 51,843         $ 50,519
  All others                                                                              (256)          (1,830)
                                                                                      --------         --------

                                                                                      $ 51,587         $ 48,689
                                                                                      ========         ========
Depreciation and amortization
  Core cable television                                                               $ 33,464         $ 35,675
  All others                                                                             2,839              981
                                                                                      --------         --------

                                                                                      $ 36,303         $ 36,656
                                                                                      ========         ========
Operating income (loss)
  Core cable television                                                               $ 18,378         $ 14,844
  All others                                                                            (3,094)          (2,811)
                                                                                      --------         --------

                                                                                      $ 15,284         $ 12,033
                                                                                      ========         ========
Interest expense
  Core cable television                                                               $ 29,482         $ 31,499
  All others                                                                               279                -
                                                                                      --------         --------

                                                                                      $ 29,761         $ 31,499
                                                                                      ========         ========

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 10 - SEGMENT INFORMATION, (continued)

Information by reportable segment as of March 31, 1999 and December 31, 1998 and for each of the three month periods ended March 31, was as follows:

                                                                                         1999               1998
                                                                                      ----------         ----------
                                                                                         (Dollars in thousands)
Equity in net income (losses) of unconsolidated affiliates
  Core cable television                                                               $    2,346         $      660
  All others                                                                                 (76)            (1,474)
                                                                                      ----------         ----------

                                                                                      $    2,270         $     (814)
                                                                                      ==========         ==========
Identifiable assets
  Core cable television                                                               $1,095,737         $1,097,698
  All others                                                                             131,847             82,226
  Intersegment receivables                                                                (3,704)            (4,797)
                                                                                      ----------         ----------

                                                                                      $1,223,880         $1,175,127
                                                                                      ==========         ==========
Long-term debt
  Core cable television                                                               $1,311,809         $1,296,553
  All others                                                                              21,520                  -
                                                                                      ----------         ----------

                                                                                      $1,333,329         $1,296,553
                                                                                      ==========         ==========
Expenditures for long-lived assets
  Core cable television                                                               $   25,057         $   17,655
  All others                                                                               8,177                533
                                                                                      ----------         ----------

                                                                                      $   33,234         $   18,188
                                                                                      ==========         ==========

Operating income (loss)                                                               $   15,284         $   12,033
Interest expense                                                                         (29,761)           (31,499)
Equity in net income (losses) of unconsolidated affiliates                                 2,270               (814)
Other income and expense (net)                                                            (1,117)            15,611
                                                                                      ----------         ----------
                                                  LOSS BEFORE INCOME TAXES
                                                    AND EXTRAORDINARY LOSS            $  (13,324)        $   (4,669)
                                                                                      ==========         ==========

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 11 - REGULATORY MATTERS

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

Effective March 31, 1999, fee regulation of rates for tier service expired. Rate regulation continues for basic service rates, charges for cable-related equipment (e.g. converter boxes and remote control devices) and installation services.

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

NOTE 12 - SUBSEQUENT EVENT

On May 4, 1999, H.F. (Gerry) Lenfest and his three children agreed to exchange all of their 50% ownership in the shares of the Company's common stock for shares of AT&T Corp. common stock. AT&T Corp. is the parent of LMC Lenfest, Inc., which owns the remaining 50% of the Company's common stock. Closing is expected to occur by the end of 1999.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


The March 31, 1999 and 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and Adjusted EBITDA for the three months ended March 31, 1999 primarily through internal customer growth, increases in monthly revenue per customer, and growth in advertising and home shopping revenues. As used herein, "Adjusted EBITDA" represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Neither EBITDA nor Adjusted EBITDA is a measure under generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

CONSOLIDATED RESULTS

         Revenues for the Company increased 18.9% to $131.5 million for the quarter ended March 31, 1999 as compared to the corresponding 1998 period. This increase was primarily as a result of the Company's Core Cable Television Operations and the Company's acquisition of Videopole in January 1999.

         Service and Programming Expenses increased 25.9% to $49.4 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating, and network programming costs. The service and programming expense increase was primarily due to costs associated with the Core Cable Television Operations.

         Selling, General, and Administrative Expense increased 34.4% to $30.5 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to administrative expenses associated with the Core Cable Television Operations.

         Depreciation and Amortization Expense decreased 1.0% to $36.3 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. This decrease was primarily associated with the Core Cable Television Operations.

         Adjusted EBITDA increased 5.3% to $52.5 million for the three-month period ended March 31, 1999 compared to the corresponding period in the prior year. The increase was primarily due to the Core Cable Television Operations.

The Adjusted EBITDA margin decreased to 39.9% in 1999 compared to 45.0% for 1998. This decrease was primarily caused by costs associated with the Core Cable Television Operations and the Company's acquisition of Videopole.

         Interest Expense decreased 5.5% to $29.8 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. The decrease was primarily due to refinancing of existing indebtedness with debt carrying a lower interest rate.

         Loss before income tax increased 185.4% to $13.3 million. The increase was attributable to a one time gain of $11.5 million realized in 1998 on the exchange of a partnership interest. Excluding the 1998 gain, the loss before income tax decreased by 17.6%, or $2.8 million.

Core Cable Television Operations

         Beginning with the quarter ended December 31, 1998, the Company has included the consolidated financial results of Radius with the results of its domestic cable television operations (collectively, the "Core Cable Television Operations"). The financial results for the Company's Core Cable Television Operations have been restated to include the results of Radius since its inception in 1996.

         Revenues increased 15.7% to $124.8 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. This increase was due primarily to the revenue associated with the basic and CPS tiers and customer equipment and installation, ("regulated services")and increased revenue from the Company's advertising subsidiary, Radius. The regulated services revenue increased 10.7% or $8.7 million compared to the corresponding 1998 period. This increase was primarily attributable to internal customer growth of approximately 2.1%, and rate increases occurring predominately in the second and fourth quarters of 1998. Non-regulated service revenue increased 4.8% or $0.7 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of internal customer growth. Revenues for Radius increased 72.8%, or $4.7 million, to $11.1 million, representing 27.7% of the increase in revenue for the Core Cable Television Operations for the quarter ended March 31, 1999 compared to the corresponding 1998 period.

         Service and Programming Expenses increased 24.3% to $46.0 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating costs, and programming costs. The increase was primarily related to programming expense related to costs associated with the basic and CPS tier services. Service and programming expenses for Radius increased 87.4%, or $2.9 million, to $6.2 million, representing 32.1% of the increase in expenses of the Core Cable Television Operations for the quarter ended March 31, 1999.

         Selling, General and Administrative Expense increased 31.3% to $25.8 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to the consolidation efforts of the Company's call center operation. Selling, general and administrative expenses for Radius increased 56.8%, or $1.4 million, to $3.8 million representing 22.4% of the increase in the expenses of the Core Cable Television Operations for the quarter ended March 31, 1999 compared to the corresponding 1998 period. This increase was primarily due to increased selling expenses.

         Depreciation and Amortization Expense decreased 4.7%, or $1.7 million, to $34.5 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. The decrease was primarily a result of a decrease in amortization expense related to the write off of loan costs. The depreciation and amortization expenses for Radius increased 93.2%, or $0.5 million, to $1.0 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 2.9% to $53.8 million for the quarter ended March 31, 1999 compared to the corresponding 1998 period. The increase was primarily associated with increased regulated service revenue. The Adjusted EBITDA margin decreased to 43.2% for the quarter ended March 31, 1999 compared to 48.5% for the corresponding 1998 period. This decrease was primarily caused by an increase in programming and selling, general and administrative expenses. Excluding the consolidation of the Radius financial results, the Adjusted EBITDA margin for Core Cable Television Operations decreased to 45.6% for the quarter ended March 31, 1999 compared to 49.9% for the corresponding 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At March 31, 1999, the Company had aggregate total indebtedness of approximately $1,333.3 million. The Company's senior indebtedness of $890.6 million consisted of: (i) $837.0 million of 7-5/8% and 8-3/8% Senior Notes; (ii) obligations under its August 4, 1999 Bank Credit Facility ("Bank Credit Facility") of $30.0 million; (iii) $3.2 million of bank debt obligations of Videopole (see below), and (iv) obligations under capital leases of approximately $20.4 million. At March 31, 1999, the Company had approximately $442.7 million of 8-1/4% and 10-1/2% Senior Subordinated Notes outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

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

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $22.3 million for the three-month period ended March 31, 1999 compared to approximately $16.9 million for the three-month period ended March 31, 1998. During the three-month period ended March 31, 1999 the Company was required to make interest payments of approximately $13.1 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $8.7 million.

         Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1999 through 2002 are $7.5 million, $6.3 million, $4.9 million and $3.3 million, respectively.

         The Company has recorded a net deferred tax asset of $80.3 million, net of a valuation allowance of $51.2 million, reflecting the estimated benefit of approximately $435 million in loss carryforwards, which expire in varying amounts between the years 2000 - 2018. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, the Company believes that commencing in 2000, it will begin to generate taxable income as a result of increasing revenues, the elections of slower tax depreciation methods and anticipated declines in amortization deductions. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 17 of the Company's Consolidated Financial Statements included in the Company's Form 10-K filed on March 30, 1999 for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations of the distributor of movie programming for Australis. As of March 31, 1999, the Company believes the amount subject to the guarantee under the license agreements was approximately $20.7 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. The Company does not believe that Mr. Lenfest's guarantee will be called, and, as of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

         Capital Expenditures. For the period ending March 31, 1999, the Company made approximately $33.0 million of capital expenditures. During 1999, the Company expects to make approximately $180 million of capital expenditures, of which approximately $160 million is expected to be spent for the upgrading of certain of its cable television systems, including wide deployment of fiber optics, maintenance including plant extensions, installations, and other fixed assets as well as other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors, many of which are beyond the Company's control, including responding to competition and increasing capacity to handle new product offerings in affected cable television systems. The Company anticipates that capital expenditures for years subsequent to 1999 will continue to be significant.

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of March 31, 1999, Management believes that the Company was in compliance with such financial ratios.

            On January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of the outstanding common stock of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also has an 80% partnership interest in L-TCI Associates, a partnership that owns the remaining 29% of common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole is 94.2%.

         On May 4, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with AT&T Corp. and its subsidiary, AT&T LCI Inc. The Merger Agreement provides that the Company will merge with and into AT&T LCI Inc. ("Surviving Corporation"). The Surviving Corporation will be a wholly-owned subsidiary of AT&T Corp. and will succeed to all of the rights and obligations of the Company. The completion of the merger is subject to the receipt of necessary governmental approvals, the consent of the Company's lenders under its Bank Credit Facility and the receipt by AT&T and the Company of opinions concerning the tax treatment of the merger. The transaction is expected to close before the end of 1999 and must close before March 31, 2000 (which date may be extended to June 30, 2000 under certain conditions). If the merger is terminated by the Company under specified conditions, the Company may require AT&T to contribute all cable television systems it owns which are located within 35 miles of the Company's cable television systems, subject to certain conditions.

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

         The Company has developed plans to address its Year 2000 issues. The plans are designed to encompass all businesses of the Company including both internal and external interfaces to vendors. The plans address three broad areas: (1) internal information technology systems - including financial and operational application systems, computer hardware and systems software and communication systems; (2) non-information technology systems - such as building systems, headend devices and other devices with embedded computer chips; and (3) third party compliance - which addresses Year 2000 compliance efforts of key vendors and suppliers. The project plans consist of the following phases:

         1) Organizational awareness - general awareness of the Year 2000 issues, which has been completed, and ongoing communication of Year 2000 project status.
         2) Inventory of current applications - which has been completed.
         3) Risk assessment of inventoried systems, with identification of mission-critical systems.
         4) Replacement/remediation of systems.
         5) Year 2000 testing and conversion of systems.
         6) Contingency planning.

         Program management offices, staffed with business unit personnel have been established to address Year 2000 issues. These offices report to an Executive Steering Committee, which is responsible for the Company's Year 2000 program. This Committee was formed in the spring of 1998 to review and monitor the Company's Year 2000 program. It is made up of members of Senior Management responsible for various areas of the Company's business. The Committee meets regularly to review corporate-wide Year 2000 issues and progress.

         Internal information technology systems. As of October 1998 the inventory for mission-critical systems had been substantially completed. The risk assessment phase is in process in parallel with systems replacement/remediation, with target completion dates ranging from March 1999 through June 1999. Testing and conversion plans have been, or are currently being, developed and implemented. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. The Company also expects to complete testing of mission critical external interfaces by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

         Non-information technology systems. The risk assessment phase is currently in process. Based on the results of these phases, replacement/remediation plans will be developed for mission-critical equipment and facilities. These plans are expected to be implemented by September 1999. Given the nature of this Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

         Third party compliance. The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its third party reviews by July 1999 and will develop contingency plans to address potential third party Year 2000 failures. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans

         Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, will be developed and integrated with the existing contingency plans where appropriate by September 1999.

Costs

         The Company currently estimates spending approximately $2.0 million, including internal costs, to complete its Year 2000 compliance program, including approximately $1.2 million that has been expended through March 31, 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

         The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the availability and cost of applicable resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance program.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet adopted SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statement disclosures.

         The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 defines which costs of computer software developed or obtained for internal use are capital and which costs are expenses. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Effective January 1, 1999, the Company adopted SOP 98-1. The adoption of SOP 98-1 did not have a significant impact on the Company's consolidated financial statements and related footnotes.

         The AICPA recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Effective January 1, 1999, the Company adopted SOP 98-5. The adoption of SOP 98-5 did not have a significant impact on the Company's consolidated financial statements and the related footnotes.

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


Part II. Other Information


Item 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) Exhibits.


Exhibit
Number            Title or Description
------            --------------------

      The following Exhibits are furnished as part of this Report:

      Exhibit
      Number      Title or Description

           2.1 Stock Purchase Agreement, dated as of January 25, 1999, by and between each of the stockholders of Raystay Co. and Lenfest Raystay Holdings, Inc.

           2.2 Agreement and Plan of Merger, dated as of May 4, 1999 among AT&T Corp., AT&T LCI Inc., Lenfest Communications, Inc. and H.
                  F. Lenfest, H. Chase Lenfest, Diane Lenfest Myer and Brook J. Lenfest.

        ***3.1    Restated Certificate of Incorporation of the Company.

        ***3.2    Amended and Restated Bylaws of the Company.

          *4.1    Form of $700,000,000 8 3/8% Senior Note due 2005.

         **4.2 Indenture between the Company and The Bank of New York, dated as of November 1, 1995.

        ***4.3 Indenture, dated as of June 15, 1996, between the Company and The Bank of New York.

        ***4.4 Form of 10 1/2% Senior Subordinated Note, dated June 27, 1996, in the principal sum of $296,700,000.

         ++4.5 Indenture, dated as of February 5, 1998, between the Company and The Bank of New York relating to the $150,000,000 7 5/8% Senior Notes due 2008.

         ++4.6    Form of $150,000,000 7 5/8% Senior Notes due 2008. (In
                  accordance with Item 601 of Regulation S-K similar notes between the same parties, which reference CUSIP No. 526055 AF 5 and CUSIP No. U52547 AA 1 have not been filed because they are identical in all material respects to the filed exhibit.)

         ++4.7 Indenture, dated as of February 5, 1998, between the Company and The Bank of New York relating to the $150,000,000 8 1/4% Senior Subordinated Notes due 2008.

         ++4.8 Form of $150,000,000 8 1/4% Senior Subordinated Notes due 2008. (In accordance with Item 601 of Regulation S-K similar notes between the same parties which reference CUSIP No. U52547 AB 9 and CUSIP No. 526055 AH 1 have not been filed because they are identical in all material respects to the filed exhibit.)

        *!10.1 Programming Supply Agreement, effective as of September 30, 1986, between Satellite Services, Inc. and the Company.

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

         *10.7 Irrevocable Proxies of H. Chase Lenfest, Diane A. Lenfest and Brook J. Lenfest, each dated March 30, 1990.

         *10.8 Partnership Agreement of L-TCI Associates, dated April 1993, between Lenfest International, Inc. and UA-France, Inc.

         *10.9 Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and Farmers Trust Company as Collateral Agent.

       *!10.10 Agreement, dated September 30, 1986, between the Company and Tele-Communications, Inc.

         *10.11 Agreement for the Sale of Advertising on Cable Television Stations, dated as of November 25, 1991 between Suburban Cable TV Co. Inc. and Cable AdNet Partners.

         +10.12 Agreement, dated as of February 29, 1996, in favor of the Company by H.F. Lenfest.

         +10.13 Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser Technologies, Inc.

      ****10.14   Letter, dated March 6, 1997, from H. F. Lenfest to the
                  Company.

         +10.15 Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.).

        ++10.16 Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

       +++10.17 Amended and Restated Loan Agreement, dated as August 4, 1998, among Lenfest Communications, Inc., a certain Lead Arranger, certain Arranging Agents, a certain Documentation Agent, a certain Syndication Agent, the Lenders, and a certain Administrative Agent.

          10.18 Stock Pledge Agreement, dated May 12, 1999, between Lenfest York, Inc. and First Union National Bank, N.A., as Agent.

          27.     Financial Data Schedule.

----------

            * Incorporated by reference to the Company's Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995.

           ** Incorporated by reference to the Company's Report on Form 10-Q, dated December 22, 1995, for the quarter ended September 30, 1995.

          *** Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996.

         **** Incorporated by reference to the Company's Report on Form 10-K, dated March 22, 1997, for the year ended December 31, 1996.

            + Incorporated by reference to the Company's Report on Form 10-Q, dated August 14, 1997, for the quarter ended June 30, 1997.

           ++ Incorporated by reference to the Company's Report on Form 10-K, dated March 27, 1998, as subsequently amended, for the year ended December 31, 1997.

          +++ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, No. 333-51589, dated May 1, 1998.

            ! Confidential portions have been omitted pursuant to Rule 406 and filed separately with the Commission.


          (a)  Reports on Form 8-K.

                 None.


                 (b)  Reports on Form 8-K.

                      Report filed as of May 10, 1999.

                                   SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LENFEST COMMUNICATIONS, INC.

DATE: May 14, 1999       By: /s/ Maryann V. Bryla
                             --------------------
                             Maryann V. Bryla
                             Senior Vice President - Chief Financial Officer and
                             Treasurer (Authorized Officer and Principal Financial Officer)

                                       26