Form 10-Q
period 1999-06-30
LENFEST COMMUNICATIONS INC
filed 1999-08-16
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                       1105 North Market St., Suite 1300,
                                 P. O. Box 8985,
                           Wilmington, Delaware 19899
                       ----------------------------------
               (Address of Principal executive offices) (Zip Code)

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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 16, 1999: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index




Part I. Financial Information                                                                 Page
                                                                                              ----
         Item 1.  Financial Statements

                  Report on Review by Independent Certified Public Accountants                  2

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and as of December 31, 1998                                       3

                  Consolidated Statements of Operations and Comprehensive Income
                  (Loss) for the three months and six months ended June 30, 1999
                  (unaudited) and June 30, 1998 (unaudited)                                     5

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1999 (unaudited) and June 30, 1998 (unaudited)                       6

                  Notes to Condensed Consolidated Financial Statements (unaudited)              8

                  Statement by Management Concerning Review of Interim Financial
                  Information by Independent Certified Public Accountants                      16


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        17


Part II. Other Information                                                                     24

         Item 6.  Exhibits and Reports on Form 8-K                                             24

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
August 4, 1999

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)





                                                                     June 30,    December 31,
                                                                       1999         1998
                                                                    ----------   ----------
                                                                    (Unaudited)      (*)
ASSETS

  Cash and cash equivalents                                         $    7,266   $    9,802

  Marketable securities                                                 67,035       18,854

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $3,851 in 1999 and $3,603 in 1998              25,119       24,482

  Prepaid expenses                                                       2,935        3,949

  Property and equipment, net of accumulated depreciation
   of $480,559 in 1999 and $436,273 in 1998                            461,321      431,455

  Investments, principally in affiliates, and related receivables       53,418       47,645

  Goodwill, net of amortization of $34,131 in 1999 and
   $32,364 in 1998                                                      66,870       68,637

  Deferred franchise costs, net of amortization of $248,601 in
   1999 and $227,797 in 1998                                           444,639      465,420

  Other intangible assets, net of amortization of $15,661 in 1999
   and $14,611 in 1998                                                  18,037       19,399

  Deferred Federal tax asset, net                                       64,897       80,371

  Other assets                                                           4,880        5,113
                                                                    ----------   ----------










                                                                    $1,216,417   $1,175,127
                                                                    ==========   ==========


(*)  Condensed from audited financial statements.





See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)





                                                                             June 30,    December 31,
                                                                               1999         1998
                                                                          -----------    -----------
                                                                          (Unaudited)       (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                      $ 1,330,865    $ 1,296,553

  Accounts payable and accrued expenses - unrelated parties                    70,943         73,051

  Accounts payable - affiliate                                                 17,896         22,968

  Customer service prepayments and deposits                                     6,854          6,041

  Deferred gain on terminated interest swaps                                    6,222          6,518

  Deferred state tax liability (net)                                            9,406          9,406

  Investment in Garden State Cablevision, L.P.                                 71,590         73,414
                                                                          -----------    -----------

                            TOTAL LIABILITIES                               1,513,776      1,487,951


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST in equity of consolidated subsidiary                           --             --

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                           2              2

  Additional paid-in capital                                                   50,747         50,747

  Accumulated deficit                                                        (376,576)      (359,149)

  Accumulated other comprehensive income (loss) arising
   from unrealized net gains (losses) on marketable securities,
   net of deferred taxes of $15,529 in 1999 and $55 in 1998                    28,468         (4,424)
                                                                          -----------    -----------
                                                                             (297,359)      (312,824)
                                                                          -----------    -----------


                                                                          $ 1,216,417    $ 1,175,127
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                            ---------------------     ----------------------
                                                              1999         1998          1999        1998
                                                            ---------    ---------    ---------    ---------

REVENUES                                                    $ 129,231    $ 117,326    $ 255,057    $ 227,991

OPERATING EXPENSES
  Service                                                      12,924       12,132       24,305       22,911
  Programming - from affiliate                                 20,240       17,373       39,493       34,708
  Programming - other cable                                     7,814        7,973       19,003       15,557
  Selling, general and administrative                          27,338       26,733       54,738       49,452
  Direct costs - non-cable                                      5,505        4,962       10,541        8,521
  Depreciation                                                 22,916       20,316       45,981       42,449
  Amortization                                                 12,063       11,509       24,054       26,032
                                                            ---------    ---------    ---------    ---------
                                                              108,800      100,998      218,115      199,630
                                                            ---------    ---------    ---------    ---------

                                         OPERATING INCOME      20,431       16,328       36,942       28,361

OTHER INCOME (EXPENSE)
  Interest expense                                            (29,449)     (29,312)     (58,931)     (60,811)
  Equity in net income (losses) of unconsolidated
    affiliates                                                  2,815          774        5,085          (40)
  Gain on disposition of partnership interest                    --           --           --         11,489
  Other income and expense (net)                                  712       (2,424)        (523)       1,698
                                                            ---------    ---------    ---------    ---------
                                                              (25,922)     (30,962)     (54,369)     (47,664)
                                                            ---------    ---------    ---------    ---------

                                 LOSS BEFORE INCOME TAXES
                                   AND EXTRAORDINARY LOSS      (5,491)     (14,634)     (17,427)     (19,303)

INCOME TAX BENEFIT (NET)                                         --          2,600         --          3,455
                                                            ---------    ---------    ---------    ---------

                           LOSS BEFORE EXTRAORDINARY LOSS      (5,491)     (12,034)     (17,427)     (15,848)

EXTRAORDINARY LOSS
  Early extinguishment of debt, net of applicable
    income taxes of $1,645                                       --           --           --         (3,061)
                                                            ---------    ---------    ---------    ---------

                                                 NET LOSS      (5,491)     (12,034)     (17,427)     (18,909)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
  Unrealized gains (losses) on  securities:
    Unrealized holding gains (losses) arising during
     the period                                                34,820       (2,124)      33,115          274
    Less:  reclassification adjustment for (gains)
     included in net loss                                        (232)        --           (223)      (2,382)
                                                            ---------    ---------    ---------    ---------
                                                               34,588       (2,124)      32,892       (2,108)
                                                            ---------    ---------    ---------    ---------

                              COMPREHENSIVE INCOME (LOSS)   $  29,097    $ (14,158)   $  15,465    $ (21,017)
                                                            =========    =========    =========    =========




See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)






                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  --------    --------
                                                                                    1999        1998
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(17,427)   $(18,909)
  Extraordinary loss                                                                  --         3,061
                                                                                  --------    --------
                                                                                   (17,427)    (15,848)
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation and amortization                                                 70,035      68,481
      Accretion of debt discount                                                     1,048         917
      Accretion of deferred gain on terminated interest swaps                         (296)       (266)
      Net (gains) on sales of marketable securities                                   (223)     (3,664)
      (Gain) on disposition of partnership interest                                   --       (11,489)
      Deferred income tax (benefit)                                                   --        (4,455)
      Net (gains) losses on sale/disposal of property and equipment                    833       2,414
      Loss on write-off of intangible assets                                           148        --
      Equity in net (income) losses of unconsolidated affiliates                    (5,085)         40
  Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable                                                             (637)      1,158
      Inventories                                                                      916         325
      Prepaid expenses                                                                  98         511
      Other assets                                                                     233        (541)
      Accounts payable and accrued expenses:
        Unrelated parties                                                           (2,108)      1,213
        Affiliate                                                                   (5,072)      2,499
      Customer service prepayments and deposits                                        813         (87)
                                                                                  --------    --------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                   43,276      41,208
                                                                                  --------    --------




See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                    1999         1998
                                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                               (72,896)     (43,041)
  Purchases of marketable securities                                                   (263)      (1,078)
  Proceeds from sales of property and equipment                                         175           33
  Proceeds from sales of marketable securities                                          671        7,878
  Discontinued operations                                                              --          2,285
  Investments in unconsolidated affiliates                                           (4,824)        (282)
  Distributions from unconsolidated affiliates                                         --            675
  (Increase) in other intangible assets - investing                                    (292)        (369)
  Loans and advances to unconsolidated affiliates                                      (900)      (1,170)
  Loans and advances from unconsolidated affiliates                                   3,212          705
                                                                                  ---------    ---------

                                                             NET CASH (USED IN)
                                                           INVESTING ACTIVITIES     (75,117)     (34,364)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                  30,000      296,386
  Early extinguishment of debt                                                         --        (67,375)
  Other debt reduction:
    Notes                                                                               (21)    (241,470)
    Obligations under capital leases                                                   (674)        (649)
                                                                                  ---------    ---------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES      29,305      (13,108)
                                                                                  ---------    ---------

                                                         NET (DECREASE) IN CASH
                                                           AND CASH EQUIVALENTS      (2,536)      (6,264)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           9,802       15,623
                                                                                  ---------    ---------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD   $   7,266    $   9,359
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of June 30, 1999, the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, and consolidated cash flows for the six months ended June 30, 1999 and 1998.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 30, 1999. The results of operations for the periods ended June 30, 1999 and 1998, are not necessarily indicative of operating results for the full year.

Basis of Consolidation

The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned and majority owned subsidiaries. Effective January 20, 1999, the Company acquired an additional 71% of Videopole (See Note 6) and subsequently sold Videopole on August 4, 1999 (See
Note 14). Videopole's financial position, results of operations and cash flows have not been consolidated in the accompanying consolidated financial statements since its diposition will result in a gain on discontinued operations in the third quarter, 1999.

NOTE 2 - MERGER WITH AT&T CORP.

On May 4, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with AT&T Corp. and its subsidiary, AT&T LCI, Inc. The Merger Agreement provides that the Company will merge with and into AT&T LCI Inc. ("Surviving Corporation"). The Surviving Corporation will be a wholly owned subsidiary of AT&T Corp. and will succeed to all of the rights and obligations of the Company. The completion of the merger is subject to the receipt of necessary governmental approvals, and the consent of the Company's lenders under its Bank Credit Facility. The transaction is expected to close before the end of 1999.

NOTE 3 - ACCOUNTING CHANGE

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

NOTE 4 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                         June 30,
                                           -------------------------------------
                                               1999                   1998
                                           --------------         --------------
                                                  (Dollars in thousands)
Cash paid during the period for
  Interest                                 $      57,857          $      54,247
                                           ==============         ==============

  Income taxes                             $         205          $         120
                                           ==============         ==============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 4 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS, (continued)

Noncash Investing and Financing Activities

On June 29, 1999, the Company purchased the office building located in Oaks, PA, that has served as the Company's corporate headquarters, and assumed debt of $3.9 million.

On February 12, 1998, the Company exchanged a partnership interest for a warrant to acquire Class A common stock of Hyperion Telecommunications, Inc.
(See Note 5).

NOTE 5 - GAIN ON DISPOSITION OF PARTNERSHIP INTEREST

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

NOTE 6 - NEW BUSINESS AND ACQUISITIONS

On January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of the outstanding common stock of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also has an 80% partnership interest in L-TCI Associates, a partnership that owned the remaining 29% of common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole is 94.2%. Videopole was sold on August 4, 1999
(See Note 14).

NOTE 7 - MARKETABLE SECURITIES

     The aggregate cost basis and market values of marketable securities at June 30, 1999 and December 31, 1998 are as follows:


                                            June 30,             December 31,
                                             1999                   1998
                                         -------------         -------------
                                                (Dollars in thousands)

Aggregate cost basis                     $      23,223          $      23,223
Unrealized gain (loss)                          43,812                 (4,369)
                                         -------------          -------------

Fair value                               $      67,035          $      18,854
                                         =============          =============

All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $.2 million and $3.7 million are included in the accompanying consolidated statements of operations for 1999 and 1998, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 8 - INVESTMENTS, PRINCIPALLY IN AFFILIATES

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 214,000 customers in southern New Jersey at June 30, 1999. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of investments, net of distributions, in Garden State in the amount of $71.6 million and $73.4 million at June 30, 1999 and December 31, 1998, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the six months ended June 30, 1999 and 1998, is as follows:

                                                           1999        1998
                                                         --------    --------
                                                        (Dollars in thousands)
Results of Operations
Revenues                                                 $ 60,087    $ 56,241
Operating expenses                                        (24,551)    (22,720)
Management and consulting fees                             (3,606)     (3,374)
Depreciation and amortization                             (14,714)    (15,587)
                                                         --------    --------

                                      OPERATING INCOME     17,216      14,560

Interest income                                               265        --
Interest expense                                           (9,837)    (11,222)
                                                         --------    --------

                                            NET INCOME   $  7,644    $  3,338
                                                         ========    ========

NOTE 9 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at June 30, 1999 and December 31, 1998:


                                                                   June 30,               December 31,
                                                                     1999                   1998
                                                                 --------------         --------------
                                                                        (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                         $     688,938          $     688,284
10-1/2% senior subordinated notes due June 15, 2006                    294,520                294,259
7-5/8% senior notes due February 15, 2008                              148,441                148,377
8-1/4% senior subordinated notes due February 15, 2008                 148,290                148,221
Bank credit facility                                                    45,000                 15,000
Mortgages payable                                                        3,902                      -
Obligations under capital leases                                         1,774                  2,412
                                                                 --------------         --------------

                                                                 $   1,330,865          $   1,296,553
                                                                 ==============         ==============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 9 - LONG-TERM DEBT, (continued)

On June 29, 1999, the Company, through a subsidiary, purchased the office building in Oaks, PA, that has served as the Company's corporate headquarters, and assumed two mortgages with a combined balance of $3.9 million. The first mortgage has a balance due of $2.8 million and bears interest at 10.5%. Monthly payments of $33,945 of principal and interest are based on a 20 year amortization, with a final payment due in October 2011. The second mortgage has a balance due of $1.1 million and bears interest at 3.0%. Monthly payments of $13,812 of principal and interest are based on a 15 year amortization, with a final payment due in December 2006.

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

NOTE 10 - CORPORATE INCOME TAXES

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Mr. Lenfest, for the benefit of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million of Australis Media Limited ("Australis") obligations incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. At June 30, 1999, the aggregate amount subject to guarantee of the obligations under the license agreements was approximately $17.5 million.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 11 - COMMITMENTS AND CONTINGENCIES, (continued)

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants"), including Australis and Mr. Lenfest, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $479 million as of June 30, 1999). The Plaintiff also alleged that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. The trial in this action ended on September 30, 1998. The Company expects a decision by the end of 1999. Neither it nor its counsel can predict the outcome of the trial.

The Company has also been named as a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate amount of liability with respect to the above actions will not materially affect the financial position, the results of operations or the cash flows of the Company.

NOTE 12 - SEGMENT INFORMATION

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

Information by reportable segment for each of the six month periods ended June 30, was as follows:

                                                   1999               1998
                                               -----------        --------------
                                                    (Dollars in thousands)
Revenues
  Core cable television                        $  231,470         $   210,079
  All others                                       29,059              21,086
  Intersegment revenues                            (5,472)             (3,174)
                                               ----------         -----------

                                               $  255,057         $   227,991
                                               ==========         ===========

Operating income (loss) before
  depreciation and amortization
  Core cable television                        $  106,800         $   101,097
  All others                                          177              (4,255)
                                               ----------         -----------

                                               $  106,977         $    96,842
                                               ==========        ============

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 12 - SEGMENT INFORMATION, (continued)

Information by reportable segment as of June 30, 1999 and December 31, 1998 and for each of the six month periods ended June 30, was as follows:

                                                                           1999                   1998
                                                                       --------------         --------------
                                                                              (Dollars in thousands)

Depreciation and amortization
  Core cable television                                                $      66,829         $      66,506
  All others                                                                   3,206                 1,975
                                                                       -------------         -------------

                                                                       $      70,035         $      68,481
                                                                       =============         =============

Operating income (loss)
  Core cable television                                                $      39,971         $      34,591
  All others                                                                  (3,029)               (6,230)
                                                                       -------------         -------------

                                                                       $      36,942         $      28,361
                                                                       =============         =============

Interest expense
  Core cable television                                                $      58,931         $      60,811
  All others                                                                       -                     -
                                                                       -------------         -------------

                                                                       $      58,931         $      60,811
                                                                       =============         =============

Equity in net income (losses) of unconsolidated affiliates
  Core cable television                                                $       4,144         $        (330)
  All others                                                                     941                   290
                                                                       -------------         -------------

                                                                       $       5,085         $         (40)
                                                                       =============         =============

Identifiable assets
  Core cable television                                                $   1,086,033         $   1,097,698
  All others                                                                 135,616                82,226
  Intersegment receivables                                                    (5,232)               (4,797)
                                                                       -------------         -------------

                                                                       $   1,216,417         $   1,175,127
                                                                       =============         =============

Long-term debt
  Core cable television                                                $   1,326,963         $   1,296,553
  All others                                                                   3,902                     -
                                                                       -------------         -------------

                                                                       $   1,330,865         $   1,296,553
                                                                       =============         =============

Expenditures for long-lived assets
  Core cable television                                                $      63,190         $      42,686
  All others                                                                   9,998                   724
                                                                       -------------         -------------

                                                                       $      73,188         $      43,410
                                                                       =============         =============



                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 12 - SEGMENT INFORMATION, (continued)

                                                                          1999                   1998
                                                                     --------------         --------------
                                                                            (Dollars in thousands)

Operating income (loss)                                              $      36,942         $      28,361
Interest expense                                                           (58,931)              (60,811)
Equity in net income (losses) of unconsolidated affiliates                   5,085                   (40)
Other income and expense (net)                                                (523)               13,187
                                                                     -------------         -------------

LOSS BEFORE INCOME TAXES
AND EXTRAORDINARY LOSS                                               $     (17,427)        $     (19,303)
                                                                     =============         =============


NOTE 13 - REGULATORY MATTERS

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)



NOTE 14 - SUBSEQUENT EVENTS

Effective July 30, 1999, the Company acquired the 54.9% of the outstanding stock of Raystay Co. ("Raystay") which the Company did not already own. In the transaction, the Company paid approximately $104.0 million, which amount included the repayment of all of Raystay's existing indebtedness. The acquisition was funded in part by borrowings under the bank credit facility.

Effective August 4, 1999, the Company sold the stock of Videopole for $130 million, subject to certain adjustments. The proceeds consist of $65 million cash and 955,376 shares of United Pan-European Communications, N.V., a company that is 60% owned by UnitedGlobalCom, Inc. (formerly United Intl. Holdings, Inc.) Due to government regulations, the United Pan-European Communications stock cannot be sold on the open market in the United States. The stock can be sold in a private sale or in a foreign market.

                     LENFEST COMMUNICATIONS AND SUBSIDIARIES
                  STATEMENT BY MANAGEMENT CONCERNING REVIEW OF
                  INTERIM FINANCIAL INFORMATION BY INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




The June 30, 1999 and 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and Adjusted EBITDA for the three months and six-month periods ended June 30, 1999 primarily through internal customer growth, increases in monthly revenue per customer, and growth in advertising revenues. As used herein, "Adjusted EBITDA" represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Neither EBITDA nor Adjusted EBITDA is a measure under generally accepted accounting principles.

         Beginning with the quarter ended December 31, 1998, the Company has included the consolidated financial results of Lenfest Advertising Inc. (dba Radius Communications) ("Radius"), with the results of its cable television operations (collectively, the "Core Cable Television Operations"). The financial results for the Company's Core Cable Television Operations have been restated to include the results of Radius since its inception in 1996.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

CONSOLIDATED RESULTS

         Because the Company's Core Cable Television Operations represent the significant majority of the Company's assets and results of operations, except where noted, the change from the prior period is a result of the Core Cable Television Operations.

         Revenues for the Company increased 10.2% to $129.2 million for the three-month period ended June 30, 1999 as compared to the corresponding 1998 period.

         Service and Programming Expenses increased 9.5% to $46.5 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating, and network programming costs.

         Selling, General, and Administrative Expense increased 2.3% to $27.3 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs.

         Depreciation and Amortization Expense increased 9.9% to $35.0 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 14.7% to $56.3 million for the three-month period ended June 30, 1999 compared to the corresponding period in the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin increased to 43.6% in 1999 compared to 41.9% for 1998.

         Interest Expense increased 0.5% to $29.5 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Loss before income tax decreased 62.5% to $5.5 million.

Core Cable Television Operations

         Revenues increased 10.0% to $125.5 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase was due primarily to increased revenue associated with the basic and CPS tiers and customer equipment and installation, ("regulated services") and increased revenue from the Company's advertising subsidiary, Radius. The regulated services revenue increased 9.0% or $7.7 million compared to the corresponding 1998 period. This increase was primarily attributable to internal customer growth of approximately 1.7%, and rate increases occurring predominately in the second quarter of 1999 and fourth quarter of 1998. Non-regulated service revenue increased 2.1% or $0.3 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of internal customer growth. Revenues for Radius increased 47.3%, or $4.0 million, to $12.5 million, representing 35.3% of the increase in revenue for the Core Cable Television Operations for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase was primarily attributable to increased advertising sales.

         Service and Programming Expenses increased 9.0% to $44.9 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating costs, and programming costs. The increase was primarily related to programming expense related to costs associated with the basic and CPS tier services and increased expenses for Radius. Service and programming expenses for Radius increased 42.3%, or $2.0 million, to $6.8 million, representing 54.1% of the increase in expenses of the Core Cable Television Operations for the three-month period ended June 30, 1999, compared to the corresponding 1998 period.

         Selling, General and Administrative Expense increased 17.4% to $24.0 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to increased selling expenses for Radius. Selling, general and administrative expenses for Radius increased 121.2%, or $2.3 million, to $4.2 million representing 64.4% of the increase in the expenses of the Core Cable Television Operations for the three-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Depreciation and Amortization Expense increased 9.6%, or $3.0 million, to $34.4 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. The increase was primarily a result of an increase in depreciation expense related to plant upgrades. The depreciation and amortization expenses for Radius increased 85.5%, or $0.6 million, to $1.0 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 7.7% to $57.5 million for the three-month period ended June 30, 1999 compared to the corresponding 1998 period. The increase was primarily associated with increased regulated service revenue. The Adjusted EBITDA margin decreased to 45.8% for the three-month period ended June 30, 1999 compared to 46.8% for the corresponding 1998 period. This decrease was primarily caused by an increase in programming, selling, general and administrative expenses.

RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX-MONTHS ENDED JUNE 30, 1998

CONSOLIDATED RESULTS

         Because the Company's Core Cable Television Operations represent the significant majority of the Company's assets and results of operations, except where noted, the change from the prior period is a result of the Core Cable Television Operations.

         Revenues for the Company increased 11.9% to $255.1 million for the six-month period ended June 30, 1999 as compared to the corresponding 1998 period.
         Service and Programming Expenses increased 14.3% to $93.3 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating, and network programming costs.

         Selling, General, and Administrative Expense increased 10.7% to $54.7 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs.

         Depreciation and Amortization Expense increased 2.3% to $70.0 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 10.0% to $108.8 million for the six-month period ended June 30, 1999 compared to the corresponding period in the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 42.7% for the six-month period ended June 30, 1999 compared to 43.4% for the corresponding 1998 period.

         Interest Expense decreased 3.1% to $58.9 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. The decrease was primarily due to refinancing of existing indebtedness with debt carrying a lower interest rate.

         Loss before income tax decreased 10.0% to $17.4 million.

Core Cable Television Operations

         Revenues increased 12.7% to $250.3 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase was due primarily to increased revenue associated with regulated services and increased revenue from Radius. The regulated services revenue increased 9.8% or $16.3 million compared to the corresponding 1998 period. This increase was primarily attributable to internal customer growth of approximately 1.7%, and rate increases occurring predominately in the second quarter of 1999 and fourth quarter of 1998. Non-regulated service revenue increased 3.5% or $1.0 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of internal customer growth. Revenues for Radius increased 58.3%, or $8.7 million, to $23.6 million, representing 30.8% of the increase in revenue for the Core Cable Television Operations for the six-months ended June 30, 1999 compared to the corresponding 1998 period. This increase was primarily attributable to increased advertising sales.

         Service and Programming Expenses increased 16.2% to $90.9 million for the six-month period ended 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating costs, and programming costs. The increase was primarily related to programming expense related to costs associated with the basic and CPS tier services and increased service and programming expenses for Radius. Service and programming expenses for Radius increased 60.8%, or $4.9 million, to $12.9 million, representing 38.5% of the increase in expenses of the Core Cable Television Operations for the six-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Selling, General and Administrative Expense increased 24.2% to $49.8 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to the consolidation efforts of the Company migrating to one call center facility. Selling, general and administrative expenses for Radius increased 85.0%, or $3.7 million, to $8.0 million representing 37.7% of the increase in the expenses of the Core Cable Television Operations for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. This increase for Radius was primarily due to increased selling expenses.

         Depreciation and Amortization Expense increased 1.9%, or $1.3 million, to $68.9 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. The increase was primarily a result of an increase in depreciation expense related to equipment upgrades. The depreciation and amortization expenses for Radius increased 89.3%, or $1.0 million, to $2.1 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 5.3% to $111.4 million for the six-month period ended June 30, 1999 compared to the corresponding 1998 period. The increase was primarily associated with increased regulated service revenue. The Adjusted EBITDA margin decreased to 44.5% for the six-months ended June 30, 1999 compared to 47.6% for the corresponding 1998 period. This decrease was primarily caused by an increase in programming and selling, general and administrative expenses.


LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At June 30, 1999, the Company had aggregate total indebtedness of approximately $1,330.9 million. The Company's senior indebtedness of $888.1 million consisted of: (i) $837.4 million of 7-5/8% and 8-3/8% Senior Notes; (ii) obligations under its August 4, 1999 Bank Credit Facility ("Bank Credit Facility") of $45.0 million; (iii) $3.9 million of mortgages payable obligations (see below), and (iv) obligations under capital leases of approximately $1.8 million. At June 30, 1999, the Company had approximately $442.8 million of 8-1/4% and 10-1/2% Senior Subordinated Notes outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

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

         On June 29, 1999, the Company, through a subsidiary, purchased the office building in Oaks, PA, that has served as the Company's corporate headquarters, and assumed two mortgages with a combined balance of $3.9 million. See footnote 9 of the Company's financial statements for more information.

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $49.0 million for the six-month period ended June 30, 1999 compared to approximately $36.1 million for the six-month period ended June 30, 1998. During the six-month period ended June 30, 1999 the Company was required to make interest payments of approximately $57.9 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $54.2 million.

         Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1999 through 2002 are $5.6 million, $4.4 million, $2.9 million and $1.4 million, respectively.

         The Company has recorded a net deferred tax asset of $64.9 million, net of a valuation allowance of $53.1 million, reflecting the estimated benefit of approximately $435 million in loss carryforwards, which expire in varying amounts between the years 2000 - 2018. Realization depends on generating sufficient taxable income before expiration of the loss carryforwards. Although realization is not assured, the Company believes that commencing in 2000, it will begin to generate taxable income as a result of increasing revenues, the elections of slower tax depreciation methods and anticipated declines in amortization deductions. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 17 of the Company's Consolidated Financial Statements included in the Company's Form 10-K filed on March 30, 1999 for the minimum amounts of taxable income required each year for the Company to fully utilize its net operating losses for such year until such losses expire.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations to the distributors of movie programming for Australis. As of June 30, 1999, the Company believes the amount subject to the guarantee under the license agreements was approximately $17.5 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. The Company does not believe that Mr. Lenfest's guarantee will be called, and, as of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

         Capital Expenditures. For the six-month period ending June 30, 1999, the Company made approximately $72.9 million of capital expenditures. During 1999, the Company expects to make approximately $180 million of capital expenditures, of which approximately $160 million is expected to be spent for the upgrading of certain of its cable television systems, including wide deployment of fiber optics, maintenance, including plant extensions, installations, and other fixed assets as well as other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors, many of which are beyond the Company's control, including responding to competition and increasing capacity to handle new product offerings in affected cable television systems. The Company anticipates that capital expenditures for years subsequent to 1999 will continue to be significant.

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of June 30, 1999, Management believes that the Company was in compliance with such financial ratios.

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

             Effective August 4, 1999, the Company sold the stock of Videopole for $130.0 million, subject to certain adjustments. The proceeds consist of $65.0 million in cash and 955,376 shares of United Pan-European Communications, N.V., a company that is 60% owned by UnitedGlobalCom, Inc.

         Effective July 30, 1999, the Company acquired the 54.9% of the outstanding capital stock of Raystay Co. ("Raystay") which the Company did not already own. In the transaction, the Company paid approximately $104.0 million, which amount included the repayment of all of Raystay's existing indebtedness. The acquisition was funded by borrowings under the Bank Credit Facility.

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

         Internal information technology systems. As of October 1998 the inventory for mission-critical systems had been substantially completed. The risk assessment phase is in process in parallel with systems replacement/remediation, with target completion dates ranging from March 1999 through September 1999. Testing and conversion plans have been, or are currently being, developed and implemented. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. The Company also expects to complete testing of mission critical external interfaces by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

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

         Third party compliance. The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its third party reviews by September 1999 and will develop contingency plans to address potential third party Year 2000 failures. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, could have material adverse impacts on the Company's operations and financial condition.


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


Costs

         The Company currently estimates spending approximately $5.0 million, including internal costs, to complete its Year 2000 compliance program, including approximately $1.2 million that has been expended through June 30, 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies.
Year 2000 remediation costs are expensed as incurred.

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

Part II.   Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)      Exhibits.


Exhibit
Number            Title or Description
------            --------------------

      The following Exhibits are furnished as part of this Report:

      Exhibit
      Number      Title or Description
      ------      --------------------
    ++++2.1       Stock Purchase Agreement, dated as of January 25, 1999, by and between each of the stockholders of
                  Raystay Co. and Lenfest Raystay Holdings, Inc.

    ++++2.2       Agreement and Plan of Merger, dated as of May 4, 1999 among AT&T Corp., AT&T LCI Inc., Lenfest
                  Communications, Inc. and H. F. Lenfest, H. Chase Lenfest, Diane Lenfest Myer and Brook J. Lenfest.

     ***3.1       Restated Certificate of Incorporation of the Company.

     ***3.2       Amended and Restated Bylaws of the Company.

       *4.1       Form of $700,000,000 8 3/8% Senior Note due 2005.

      **4.2       Indenture between the Company and The Bank of New York, dated as of November 1, 1995.

     ***4.3       Indenture, dated as of June 15, 1996, between the Company and The Bank of New York.

     *** 4.4      Form of 10 1/2% Senior Subordinated Note, dated June 27, 1996, in the principal sum of $296,700,000.

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

   ++10.16        Letter, dated March 26, 1998 (effective September 30, 1997), from H. F. Lenfest to the Company.

 ++++10.17        Amended and Restated Loan Agreement, dated as August 4, 1998, among Lenfest Communications, Inc., a certain Lead Arranger, certain Arranging Agents, a certain Documentation Agent, a certain Syndication
                  Agent, the Lenders, and a certain Administrative Agent.

 ++++10.18        Stock Pledge  Agreement,  dated May 12, 1999,  between  Lenfest York,  Inc. and First Union  National Bank,
                  N.A., as Agent.

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

 +++ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended, No. 333-51589, dated May 1, 1998.

++++ Incorporated by reference to the Company's Report on Form 10Q, dated May 14, 1999, for the quarter ended March 31, 1999.

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


                          LENFEST COMMUNICATIONS, INC.



DATE:  August 16, 1999           By: /s/ Maryann V. Bryla
                                     --------------------
                                     Maryann V. Bryla
                                     Senior Vice President - Chief Financial
                                     Officer and Treasurer (Authorized Officer
                                     and Principal Financial Officer)