Form 10-Q
period 1999-09-30
LENFEST COMMUNICATIONS INC
filed 1999-11-05
CIK 1000450

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 33-96804
                                                --------


                          LENFEST COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            23-2094942
         --------                                      ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

                       1105 North Market St., Suite 1300,
                                 P. O. Box 8985,
                    Wilmington, Delaware             19899
                --------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1999: 158,896 shares of common stock, $0.01 par value per share. All shares of the registrant's common stock are privately held, and there is no market price or bid and asked price for said common stock.

                          LENFEST COMMUNICATIONS, INC.

                                      Index

Part  I.   Financial Information                                                                  Page
                                                                                                  ----
         Item 1.  Financial Statements

                  Report on Review by Independent Certified Public Accountants                     3

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  (unaudited) and as of December 31, 1998                                          4

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months and nine months ended September 30, 1999 (unaudited) and
                  June 30, 1998 (unaudited)                                                        6

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 (unaudited) and September 30, 1998 (unaudited)                7

                  Notes to Condensed Consolidated Financial Statements (unaudited)                 9

                  Statement by Management Concerning Review of Interim Financial
                  Information by Independent Certified Public Accountants                         18


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           19


Part  II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                26


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Lenfest Communications, Inc. and Subsidiaries:



We have reviewed the accompanying condensed consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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




/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
October 27, 1999

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                           September              December
                                                                            30, 1999              31, 1998
                                                                           ----------            ----------
                                                                          (Unaudited)               (*)
ASSETS

  Cash and cash equivalents                                                $   13,739            $    9,802

  Marketable securities                                                        53,274                18,854

  Accounts receivable, trade and other, less allowance for
    doubtful accounts of $3,828 in 1999 and $3,603 in 1998                     26,545                25,292

  Prepaid expenses                                                              5,519                 3,949

  Property and equipment, net of accumulated depreciation
   of $503,321 in 1999 and $436,273 in 1998                                   527,029               431,455

  Investments, principally in affiliates, and related receivables              36,102                47,645

  Goodwill, net of amortization of $35,035 in 1999 and
   $32,364 in 1998                                                             95,491                68,637

  Deferred franchise costs, net of amortization of $259,590 in
   1999 and $227,797 in 1998                                                  499,447               465,420

  Other intangible assets, net of amortization of $16,305 in 1999
   and $14,611 in 1998                                                         23,473                19,399

  Deferred Federal tax asset, net                                               2,347                80,371

  Net assets of discontinued operations                                       121,691                     -

  Other assets                                                                  4,564                 5,113
                                                                           ----------            ----------






                                                                           $1,409,221            $1,175,937
                                                                           ==========            ==========


(*)  Condensed from audited financial statements.







See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, (continued)
                             (Dollars in thousands)





                                                                           September              December
                                                                            30, 1999              31, 1998
                                                                           ----------            ----------
                                                                          (Unaudited)               (*)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Notes payable and obligations under capital leases                       $1,436,377            $1,296,553

  Accounts payable and accrued expenses - unrelated parties                    95,659                73,051

  Accounts payable - affiliate                                                 26,775                22,968

  Customer prepayments and deposits                                             7,091                 6,851

  Deferred gain on terminated interest swaps                                    6,067                 6,518

  Deferred state tax liability, net                                             9,406                 9,406

  Investment in Garden State Cablevision, L.P.                                 68,886                73,414
                                                                           ----------            ----------

                                              TOTAL LIABILITIES             1,650,261             1,488,761


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 158,896 shares authorized,
   issued and outstanding                                                           2                     2

  Additional paid-in capital                                                   50,747                50,747

  Accumulated deficit                                                        (312,788)             (359,149)

  Accumulated other comprehensive income (loss) arising
   from unrealized net gains (losses) on marketable securities,
   net of deferred taxes of $11,307 in 1999 and $55 in 1998                    20,999                (4,424)
                                                                           ----------            ----------
                                                                             (241,040)             (312,824)
                                                                           ----------            ----------


                                                                           $1,409,221            $1,175,937
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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                  --------------------------           --------------------------
                                                                    1999              1998               1999              1998
                                                                  --------          --------           --------          --------
REVENUES                                                          $136,986          $119,018           $404,454          $347,009

OPERATING EXPENSES
  Service                                                           10,881            11,502             37,590            34,413
  Programming - from affiliate                                      21,303            17,652             60,796            52,360
  Programming - other cable                                          9,344             8,963             31,211            24,520
  Selling, general and administrative                               33,664            24,701             89,565            74,153
  Direct costs - non-cable                                           5,800             4,983             16,341            13,504
  Depreciation                                                      24,490            21,265             72,598            63,714
  Amortization                                                      12,818            11,300             38,008            37,332
                                                                  --------          --------           --------          --------
                                                                   118,300           100,366            346,109           299,996
                                                                  --------          --------           --------          --------

                                         OPERATING INCOME           18,686            18,652             58,345            47,013

OTHER INCOME (EXPENSE)
  Interest expense                                                 (31,020)          (29,895)           (93,079)         (90,706)
  Equity in net income of unconsolidated
    affiliates                                                          51             1,726              5,408             1,686
  Gain on disposition of partnership interest                            -                 -                  -            11,489
  Other income and expense (net)                                      (161)              895               (545)            2,593
                                                                  --------          --------           --------          --------
                                                                   (31,030)          (27,274)           (88,216)         (74,938)
                                                                  --------          --------           --------          --------

                          LOSS FROM CONTINUING OPERATIONS
                                      BEFORE INCOME TAXES          (12,444)           (8,622)           (29,871)         (27,925)

INCOME TAX BENEFIT (EXPENSE) (NET)                                       -              (675)                 -             2,780
                                                                  --------          --------           --------          --------

                          LOSS FROM CONTINUING OPERATIONS          (12,444)           (9,297)           (29,871)         (25,145)

DISCONTINUED OPERATIONS                                             76,232                 -             76,232                 -
                                                                  --------          --------           --------          --------

                                     INCOME (LOSS) BEFORE
                                       EXTRAORDINARY LOSS           63,788            (9,297)            46,361           (25,145)

EXTRAORDINARY LOSS                                                       -            (4,299)                 -            (7,360)
                                                                  --------          --------           --------          --------

                                        NET INCOME (LOSS)           63,788           (13,596)            46,361           (32,505)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     the period                                                     (7,395)          (13,760)            25,720           (13,486)
    Less:  reclassification adjustment for (gains)
     included in net income (loss)                                     (74)               -                (297)           (2,382)
                                                                  --------          --------           --------          --------
                                                                    (7,469)          (13,760)            25,423           (15,868)
                                                                  --------          --------           --------          --------

                              COMPREHENSIVE INCOME (LOSS)         $ 56,319          $(27,356)          $ 71,784          $(48,373)
                                                                  ========          ========           ========          ========


See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)




                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                             1999                  1998
                                                                          ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ 46,361              $(32,505)
  Discontinued operations                                                  (70,687)                   -
  Extraordinary loss                                                             -                 7,360
                                                                          --------              --------
  Loss from continuing operations                                          (24,326)              (25,145)
  Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
      Depreciation and amortization                                        110,606               101,046
      Accretion of debt discount                                             1,582                 1,404
      Accretion of deferred gain on terminated interest swaps                 (451)                 (405)
      Net (gains) on sales of marketable securities                           (223)               (3,664)
      (Gain) on disposition of partnership interest                              -               (11,489)
      Deferred income tax (benefit)                                              -                (4,455)
      Net losses on sale/disposal of property and equipment                    856                 2,078
      Loss on write-off of intangible assets                                   148                     -
      Equity in net income of unconsolidated affiliates                     (5,408)               (1,686)
      Minority interest in equity of consolidated subsidiary                   311                     -
  Changes in operating assets and liabilities
      Accounts receivable                                                   (1,253)                1,127
      Prepaid expenses                                                      (1,570)                 (583)
      Other assets                                                             549                  (636)
      Accounts payable and accrued expenses:
        Unrelated parties                                                   22,608                31,002
        Affiliate                                                            3,807                (4,229)
      Customer prepayments and deposits                                        240                  (831)
                                                                          --------              --------

                                        NET CASH PROVIDED BY
                                        OPERATING ACTIVITIES               107,476                83,534
                                                                          --------              --------







See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)





                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                            -------------------------------
                                                                                              1999                  1998
                                                                                            ---------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of cable systems                                                              $ (46,181)           $       -
  Purchases of property and equipment                                                        (124,452)             (74,110)
  Purchases of marketable securities                                                             (263)              (1,323)
  Proceeds from sales of property and equipment                                                   257                  177
  Proceeds from sales of marketable securities                                                    671                7,878
  Discontinued operations                                                                      (5,901)               2,660
  Investments in unconsolidated affiliates                                                     (4,824)                (282)
  Distributions from unconsolidated affiliates                                                      -                  675
  (Increase) in other intangible assets - investing                                            (4,933)                (369)
  Loans and advances to unconsolidated affiliates                                              (2,823)              (2,172)
  Loans and advances from unconsolidated affiliates                                             4,113                3,006
                                                                                            ---------            ---------

                                                             NET CASH (USED IN)
                                                           INVESTING ACTIVITIES              (184,336)             (63,860)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increases in debt                                                                           135,000              296,386
  Early extinguishment of debt                                                                      -              (67,375)
  Extinguishment of acquired debt                                                             (53,179)                   -
  Other debt reduction:
    Notes                                                                                         (82)            (241,470)
    Obligations under capital leases                                                             (942)              (4,606)
    (Increase) in other intangible assets - financing                                               -               (1,193)
                                                                                            ---------            ---------

                                                 NET CASH PROVIDED BY (USED IN)
                                                           FINANCING ACTIVITIES                80,797              (18,258)
                                                                                            ---------            ---------

                                                           NET INCREASE IN CASH
                                                           AND CASH EQUIVALENTS                 3,937                1,416

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                                     9,802               15,623
                                                                                            ---------            ---------

                                                      CASH AND CASH EQUIVALENTS
                                                               AT END OF PERIOD             $  13,739            $  17,039
                                                                                            =========            ==========







See independent certified public accountants' review report and accompanying notes.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Condensed Financial Information and Results of Operations

In the opinion of the management of Lenfest Communications, Inc. and subsidiaries (the "Company"), the accompanying condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to make the condensed consolidated financial statements not misleading and to present fairly the consolidated financial condition as of September 30, 1999, the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, and consolidated cash flows for the nine months ended September 30, 1999 and 1998.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K dated March 30, 1999. The results of operations for the periods ended September 30, 1999 and 1998, are not necessarily indicative of operating results for the full year.

Basis of Consolidation, Change in Reporting Entity and Reclassification


The consolidated financial statements include the accounts of Lenfest Communications, Inc. and those of all wholly owned and majority owned subsidiaries. Effective January 20, 1999, the Company, through its subsidiary, Lenfest International, Inc., acquired the remaining 71% of the outstanding common stock of Videopole (See Note 6). The Company sold its Videopole investment on August 4, 1999 (See Note 3). Videopole's financial position, results of operations and cash flows have not been consolidated in the accompanying consolidated financial statements.

During 1999, the Company, through its subsidiary, Lenfest Raystay Holdings, Inc., acquired the remaining 54.9% of the common stock of Raystay Co. ("Raystay"), which the Company did not already own, thereby making Raystay a wholly owned subsidiary of the Company (See Note 6). Accordingly, the Company changed its method of accounting for this investment from the equity method to consolidation as required by generally accepted accounting principles. This change in consolidation policy had no effect on the net loss for 1998. Since the amounts are not material and have no effect on net loss, the prior period financial statements were not restated to reflect the change in consolidation policy.


Certain amounts in the prior year have been reclassified to conform with the 1999 presentation.

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

NOTE 3 - DISCONTINUED OPERATIONS


Effective August 4, 1999, the Company sold the stock of Videopole for realized net proceeds of $121.0 million. The sale resulted in a gain of $108.7 million, net of a $7.0 million purchase of the minority interest, less applicable income taxes of $38.0 million. The proceeds consisted of $65 million cash and 955,376 shares of United Pan-European Communications, N.V., a company that is 60% owned by United Global Com, Inc. (formerly United Intl. Holdings, Inc.).

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 3 - DISCONTINUED OPERATIONS, (continued)

Pursuant to provisions contained in the AT&T Merger Agreement, which provides for a specific use of these assets, the net proceeds from the sale of Videopole have been segregated from the general assets of the Company and have been separately classified in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations" and consist of the following at September 30, 1999:

                                                          (Dollars in thousands)

Cash                                                             $ 64,113
Marketable securities                                              57,578
                                                                 --------

                                                                 $121,691
                                                                 ========

Income related to the sale of Videopole is shown separately in the accompanying consolidated statements of operations and comprehensive income (loss) under the caption "DISCONTINUED OPERATIONS" and consist of the following:

                                                          (Dollars in thousands)

Net gain on disposal of subsidiary                               $108,687
Investment income                                                   5,545
Income tax expense                                                (38,000)
                                                                 --------

                                                                 $ 76,232
                                                                 ========


NOTE 4 - SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                      1999                 1998
                                                    -------              -------
                                                        (Dollars in thousands)
Cash paid during the period for
  Interest                                          $73,898              $67,217
                                                    =======              =======

  Income taxes                                      $   205              $   120
                                                    =======              =======

Noncash Investing and Financing Activities

On August 4, 1999, the Company received stock, with a value of $56.1 million, as partial proceeds for the sale of Videopole (See Note 3).

On July 30, 1999, the Company assumed debt of $53.2 million in connection with the acquisition of Raystay (See Note 6).

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

NOTE 6 - NEW BUSINESS AND ACQUISITIONS


Effective July 30, 1999, the Company, through its subsidiary, Lenfest Raystay Holdings, Inc., acquired the remaining 54.9% of the outstanding common stock of Raystay, which the Company did not already own. In the transaction, the Company paid $46.2 million, and assumed all of Raystay's existing indebtedness. The Company immediately repaid the acquired Raystay debt of $53.2 million. The acquisition and debt repayment were funded in part by borrowings under the bank credit facility. The accompanying consolidated statements of operations and comprehensive income (loss) include the revenues and expenses of Raystay since January 1, 1999. The sellers' preacquisition share of income is included in other income and expense (net).


The accompanying consolidated financial statements include the results of operations for this acquisition since January 1, 1999. The following summarized pro forma information assumes the acquisition occurred on January 1, 1998:

                                            Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
                                        -------------------------          ------------------------
                                          1999             1998              1999            1998
                                        --------         --------          --------        --------
                                                              (Dollars in Thousands)
Revenues                                $136,986         $124,990          $404,454        $364,245
                                        --------         --------          --------        --------

Loss from continuing operations         $(14,625)        $(12,429)         $(38,315)       $(34,540)
                                        --------         --------          --------        --------

Net income (loss)                       $ 61,607         $(16,728)         $ 37,917        $(41,900)
                                        --------         --------          --------        --------


On January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of the outstanding common stock of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also had an 80% partnership interest in L-TCI Associates, a partnership that owned the remaining 29% of common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole was 94.2%, prior to the sale of Videopole on August 4, 1999 (See Note 3). As a result of the sale, L-TCI Associates was dissolved and the Company distributed $7.0 million to UA-France, Inc., the other partner.

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 7 - MARKETABLE SECURITIES

The aggregate cost basis and market values of marketable securities at September 30, 1999 and December 31, 1998 are as follows:

                                                      September        December
                                                       30, 1999        31, 1998
                                                      ---------        --------
                                                         (Dollars in thousands)

Aggregate cost basis                                   $23,039         $23,223
Unrealized gain (loss)                                  30,235          (4,369)
                                                       -------         -------

Fair value                                             $53,274         $18,854
                                                       =======         =======

All of the Company's securities are considered to be available for sale. Net realized gains from the sale of marketable securities, in the amount of $0.2 million and $3.7 million are included in the accompanying consolidated statements of operations for 1999 and 1998, respectively. The specific identification method is used to determine the cost of each security at the time of sale.

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

The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10.005% general partnership interest and a 39.995% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 214,000 customers in southern New Jersey at September 30, 1999. The Company accounts for its investment in Garden State under the equity method. The Company is allocated a total of 50% of Garden State's losses. In addition, the Company is required to make up its partner capital deficits upon termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the accompanying financial statements reflect equity in accumulated losses, net of related receivables, in excess of investments, net of distributions, in Garden State in the amount of $68.9 million and $73.4 million at September 30, 1999 and December 31, 1998, respectively.

Summarized statements of operations of Garden State, accounted for under the equity method for the nine months ended September 30, 1999 and 1998, are as follows:
                                                    1999                  1998
                                                 ---------             ---------
                                                      (Dollars in thousands)
Results of Operations
Revenues                                         $ 90,779              $ 84,853
Operating expenses                                (35,509)              (34,437)
Management and consulting fees                     (5,445)               (5,091)
Depreciation and amortization                     (21,903)              (22,515)
                                                 --------              --------

                    OPERATING INCOME               27,922                22,810

Other income (net)                                    147                     -
Interest expense                                  (14,481)              (16,725)
                                                 --------              --------

                          NET INCOME             $ 13,588              $  6,085
                                                 ========              ========

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 9 - LONG-TERM DEBT

Notes payable and obligations under capital leases consisted of the following at September 30, 1999 and December 31, 1998:

                                                                 September               December
                                                                  30, 1999               31, 1998
                                                                 ----------             ----------
                                                                     (Dollars in thousands)

8-3/8% senior notes due November 1, 2005                         $  689,270             $  688,284
10-1/2% senior subordinated notes due September 15, 2006            294,656                294,259
7-5/8% senior notes due February 15, 2008                           148,473                148,377
8-1/4% senior subordinated notes due February 15, 2008              148,324                148,221
Bank credit facility                                                150,000                 15,000
Mortgages payable                                                     3,841                      -
Obligations under capital leases                                      1,813                  2,412
                                                                 ----------             ----------

                                                                 $1,436,377             $1,296,553
                                                                 ==========             ==========

On June 29, 1999, the Company, through a subsidiary, purchased the office building in Oaks, PA, which has served as the Company's corporate headquarters, and assumed two mortgages with a combined balance of $3.9 million. The first mortgage had a balance due of $2.8 million and bears interest at 10.5%. Monthly payments of $33,945 of principal and interest are based on a 20 year amortization, with a final payment due in October 2011. The second mortgage had a balance due of $1.1 million and bears interest at 3.0%. Monthly payments of $13,812 of principal and interest are based on a 15 year amortization, with a final payment due in December 2006.

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Mr. Lenfest, for the benefit of the Company, and TCI have jointly and severally guaranteed an aggregate of $67 million of Australis Media Limited ("Australis") obligations incurred in connection with the purchase of program licenses in April 1995. The terms of the guarantees provide that the amount of the guarantees will be reduced on a dollar-for-dollar basis with payments made by Australis under the licenses. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of its bank credit facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. At September 30, 1999, the aggregate amount subject to guarantee of the obligations under the license agreements was approximately $12.0 million.

On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants"), including Australis and Mr. Lenfest, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $468 million as of September 30, 1999). The Plaintiff also alleged that Australis and Mr. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. The trial in this action ended on September 30, 1998. The Company expects a decision by the end of 1999. Neither the Company nor its counsel can predict the outcome of the trial.

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

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 12 - SEGMENT INFORMATION, (continued)

Information concerning continuing operations by reportable segment for each of the nine month periods ended September 30, was as follows:

                                                                      1999             1998
                                                                    --------         --------
                                                                      (Dollars in thousands)
Revenues
  Core cable television                                             $365,339         $318,064
  All others                                                          48,037           34,716
  Intersegment revenues                                               (8,922)          (5,771)
                                                                    --------         --------

                                                                    $404,454         $347,009
                                                                    ========         ========

Operating income (loss) before depreciation and amortization
  Core cable television                                             $169,394         $153,718
  All others                                                            (443)          (5,659)
                                                                    --------         --------

                                                                    $168,951         $148,059
                                                                    ========         ========


Information concerning continuing operations by reportable segment as of September 30, 1999 and December 31, 1998 and for each of the nine month periods ended September 30, was as follows:

                                                                    1999                   1998
                                                                 ----------             ----------
                                                                      (Dollars in thousands)
Depreciation and amortization
  Core cable television                                          $  105,061             $   97,774
  All others                                                          5,545                  3,272
                                                                 ----------             ----------

                                                                 $  110,606             $  101,046
                                                                 ==========             ==========
Operating income (loss)
  Core cable television                                          $   64,333             $   55,944
  All others                                                         (5,988)               (8,931)
                                                                 ----------             ----------

                                                                 $   58,345             $   47,013
                                                                 ==========             ==========
Interest expense
  Core cable television                                          $   92,998             $   90,706
  All others                                                             81                      -
                                                                 ----------             ----------

                                                                 $   93,079             $   90,706
                                                                 ==========             ==========
Equity in net income (losses) of unconsolidated affiliates
  Core cable television                                          $    8,797             $    1,347
  All others                                                         (3,389)                   339
                                                                 ----------             ----------

                                                                 $    5,408             $    1,686
                                                                 ==========             ==========
Identifiable assets
  Core cable television                                          $1,153,917             $1,098,508
  All others                                                        143,488                 82,226
  Intersegment receivables                                           (9,875)                (4,797)
                                                                 ----------             ----------

                                                                 $1,287,530             $1,175,937
                                                                 ==========             ==========

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (continued)
                                   (Unaudited)


NOTE 12 - SEGMENT INFORMATION, (continued)

                                                                   1999                   1998
                                                                ----------             ----------
                                                                     (Dollars in thousands)
Long-term debt
  Core cable television                                         $1,432,536             $1,296,553
  All others                                                         3,841                      -
                                                                ----------             ----------

                                                                $1,436,377             $1,296,553
                                                                ==========             ==========
Expenditures for long-lived assets
  Core cable television                                         $  157,021             $   68,806
  All others                                                        18,545                  6,866
                                                                ----------             ----------

                                                                $  175,566             $   75,672
                                                                ==========             ==========

Operating income (loss)                                         $   58,345             $   47,013
Interest expense                                                   (93,079)               (90,706)
Equity in net income (losses) of unconsolidated affiliates           5,408                  1,686
Other income and expense (net)                                        (545)                14,082
                                                                ----------             ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            $  (29,871)            $  (27,925)
                                                                ==========             ==========

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


NOTE 13 - REGULATORY MATTERS, (continued)

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




The September 30, 1999 and 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Pressman Ciocca Smith LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

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

         The Company has generated increases in revenues and Adjusted EBITDA for the three-month and nine-month periods ended September 30, 1999 primarily through its acquisition of Raystay Co. (the "Raystay Acquisition"), (please refer to Note 1 of the financial statements for more information), internal customer growth, increases in monthly revenue per customer, and growth in advertising revenues. As used herein, "Adjusted EBITDA" represents consolidated net income from continuing operations plus the provision for income taxes, interest expense, depreciation, amortization, any other non-cash items reducing consolidated net income and cash actually distributed by an unconsolidated affiliate, minus all non-cash items increasing consolidated net income. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. Adjusted EBITDA represents EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to include cash distributions received from unconsolidated and unrestricted affiliates. Adjusted EBITDA corresponds to the definition of "EBITDA" contained in the Company's publicly held debt securities and is presented for the convenience of the holders of the Company's public debt securities. Adjusted EBITDA should not be considered as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flows as a measure of liquidity. Neither EBITDA nor Adjusted EBITDA is a measure under generally accepted accounting principles.

         Beginning with the quarter ended December 31, 1998, the Company has included the consolidated financial results of Lenfest Advertising, Inc. (dba Radius Communications) ("Radius"), with the results of its cable television operations (collectively, the "Core Cable Television Operations"). The financial results for the Company's Core Cable Television Operations have been restated to include the results of Radius since its inception in 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

         Because the Company's Core Cable Television Operations represent the significant majority of the Company's assets and results of operations, except where noted, the change from the prior period is a result of the Core Cable Television Operations. The Core Cable Television Operations for all comparison periods ended September 30, 1999, were also affected by the acquisition of Raystay Co. on July 30, 1999. See "Core Cable Television Operations" discussion for more information.

         Revenues for the Company increased 15.1% to $137.0 million for the three-month period ended September 30, 1999 as compared to the corresponding 1998 period.

         Service and Programming Expenses increased 9.8% to $47.3 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating, and network programming costs.

         Selling, General, and Administrative Expense increased 36.3% to $33.7 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs.

         Depreciation and Amortization Expense increased 14.6% to $37.3 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 10.3% to $57.4 million for the three-month period ended September 30, 1999 compared to the corresponding period in the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 41.9% in 1999 compared to 43.8% for 1998.

         Interest Expense increased 3.8% to $31.0 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was due to higher outstanding balances under the Company's Bank Credit Facility primarily resulting from the funding of the Raystay Acquisition.

         Loss from continuing operations before income tax increased 44.3% to $12.4 million.

Core Cable Television Operations

         Revenues increased 12.9% to $130.6 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily due to the Raystay Acquisition, which represented 41.4% or $6.2 million of the increase in total revenue, increased revenue associated with the basic and CPS tiers and customer equipment and installation, ("regulated services") and increased revenue from the Company's advertising subsidiary, Radius. The regulated services revenue increased 26.0% or $22.6 million compared to the corresponding 1998 period. This increase was primarily attributable to the Raystay Acquisition, which represented 23.2% or $5.2 million of the total increase in regulated revenue, internal customer growth of approximately 1.6%, and rate increases occurring predominately in the second quarter 1999 and fourth quarter of 1998. The Core Cable Television Operations' experienced customer growth of 7.6% for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of the Raystay Acquisition, which added approximately 61,900 customers. Non-regulated service revenue increased 12.4% or $1.9 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of the Raystay Acquisition, which represented 24.8% or $0.5 million of the total increase in non-regulated revenues, and internal customer growth. Revenues for Radius increased 29.9%, or $2.7 million, to $11.8 million, representing 9.9% of the increase in revenue for the Core Cable Television Operations for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily attributable to increased advertising sales.

         Service and Programming Expenses increased 8.0% to $45.8 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating costs, and programming costs. The increase was primarily related to higher programming costs associated with the Raystay Acquisition, which represented 72.0% or $2.4 million of the total increase. Service and programming expenses for Radius increased 22.1%, or $1.2 million, to $6.9 million, representing 14.4% of the increase in expenses of the Core Cable Television Operations for the three-month period ended September 30, 1999, compared to the corresponding 1998 period.

         Selling, General and Administrative Expense increased 31.3% to $27.1 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to increased selling expenses associated with the Raystay Acquisition, which represented 10.3% or $0.7 million of the total increase. Selling, general and administrative expenses for Radius increased 10.7%, or $0.4 million, to $3.7 million representing 4.7% of the increase in the expenses of the Core Cable Television Operations for the three-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Depreciation and Amortization Expense increased 12.5% to $36.0 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. The increase was primarily a result of the Raystay Acquisition. The depreciation and amortization expenses for Radius increased 41.5%, or $0.3 million, to $1.1 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 10.5% to $59.2 million for the three-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was due to higher regulated service revenue resulting primarily from the Raystay Acquisition, which represented 54.6% or $3.1 million of the total increase in Adjusted EBITDA. The Adjusted EBITDA margin decreased to 45.3% for the three-month period ended September 30, 1999 compared to 46.3% for the corresponding 1998 period. This decrease was primarily caused by an increase in programming, selling, general and administrative expenses.


RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE-MONTHS ENDED SEPTEMBER 30, 1998

CONSOLIDATED RESULTS

         Because the Company's Core Cable Television Operations represent the significant majority of the Company's assets and results of operations, except where noted, the change from the prior period is a result of the Core Cable Television Operations.

         Revenues for the Company increased 16.6% to $404.5 million for the nine-month period ended September 30, 1999 as compared to the corresponding 1998 period.

         Service and Programming Expenses increased 16.9% to $145.9 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating, and network programming costs.

         Selling, General, and Administrative Expense increased 20.8% to $89.6 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs.

         Depreciation and Amortization Expense increased 9.5% to $110.6 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 14.0% to $172.2 million for the nine-month period ended September 30, 1999 compared to the corresponding period in the prior year. The increase was primarily due to the Core Cable Television Operations. The Adjusted EBITDA margin decreased to 42.6% for the nine-month period ended September 30, 1999 compared to 43.5% for the corresponding 1998 period.

         Interest Expense increased 2.6% to $93.1 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. The increase was due to higher outstanding balances under the Company's Bank Credit Facility primarily resulting from the funding of the Raystay Acquisition.

         Loss before income tax increased 7.0% to $29.9 million.

Core Cable Television Operations

         Revenues increased 16.5% to $393.3 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily due to the Raystay Acquisition, which represented 33.3% or $18.5 million of the increase in total revenue, increased revenue associated with regulated services and increased revenue from Radius. The regulated services revenue increased 15.4% or $39.0 million compared to the corresponding 1998 period. This increase was primarily attributable to the Raystay Acquisition, which represented 40.4% or $15.7 million of the total increase in regulated revenue, internal customer growth of approximately 1.6%, and rate increases occurring predominately in the second quarter of 1999 and fourth quarter of 1998. Non-regulated service revenue increased 6.5% or $3.0 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily as a result of the Raystay Acquisition, which represented 48.2% or $1.4 million of the total increase in non-regulated revenues, and internal customer growth. Revenues for Radius increased 47.5%, or $11.4 million, to $35.4 million, representing 20.5% of the increase in revenue for the Core Cable Television Operations for the nine-months ended September 30, 1999 compared to the corresponding 1998 period. This increase was primarily attributable to increased advertising sales.

         Service and Programming Expenses increased 17.7% to $142.0 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are related to technical salaries, general operating costs, and programming costs. The increase was primarily related to higher programming costs resulting from the Raystay Acquisition, which represented 34.1% or $7.3 million of the total increase, and higher programming expenses for Radius. Service and programming expenses for Radius increased 44.8%, or $6.1 million, to $19.8 million, representing 28.8% of the increase in expenses of the Core Cable Television Operations for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Selling, General and Administrative Expense increased 28.5% to $78.0 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. These expenses are associated with office salaries, facility, and marketing costs. This increase was primarily due to the Raystay Acquisition, which represented 11.5% or $2.0 million of the total increase, and increased selling and administrative expenses for Radius. Selling, general and administrative expenses for Radius increased 52.5%, or $4.0 million, to $11.7 million representing 23.2% of the increase in the expenses of the Core Cable Television Operations for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. This increase for Radius was primarily due to increased selling expenses.

         Depreciation and Amortization Expense increased 8.6% to $108.2 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. The increase was primarily a result of the Raystay Acquisition. The depreciation and amortization expenses for Radius increased 69.9%, or $1.3 million, to $3.1 million representing 15.0% of the increase for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period.

         Adjusted EBITDA increased 10.8% to $176.5 million for the nine-month period ended September 30, 1999 compared to the corresponding 1998 period. The increase was primarily due to increased regulated service revenue resulting from the Raystay Acquisition, which represented 53.6% or $9.2 million of the total increase in Adjusted EBITDA . The Adjusted EBITDA margin decreased to 44.9% for the nine-months ended September 30, 1999 compared to 47.2% for the corresponding 1998 period. This decrease was primarily caused by an increase in programming and selling, general and administrative expenses.


LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company's businesses require cash for operations, debt service, capital expenditures and acquisitions. To date, cash requirements have been funded by cash flow from operations and borrowings.

         Financing Activities. At September 30, 1999, the Company had aggregate total indebtedness of approximately $1,436.4 million. The Company's senior indebtedness of $993.4 million consisted of: (i) $837.7 million of 7-5/8% and 8-3/8% Senior Notes; (ii) obligations under its August 4, 1999 Bank Credit Facility ("Bank Credit Facility") of $150.0 million; (iii) $3.9 million of mortgages payable obligations (see below), and (iv) obligations under capital leases of approximately $1.8 million. At September 30, 1999, the Company had approximately $443.0 million of 8-1/4% and 10-1/2% Senior Subordinated Notes outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company subordinate in right of payment to all present and future senior indebtedness of the Company.

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

         On June 29, 1999, the Company, through a subsidiary, purchased the office building in Oaks, PA, that has served as the Company's corporate headquarters, and assumed two mortgages with a combined balance of approximately $3.9 million. Please refer to footnote number 9 of the Company's financial statements, included in this Form 10-Q, for more information.

         Operations. Cash flow generated from continuing operations, excluding changes in operating assets and liabilities that result from timing issues and considering only adjustments for non-cash charges, was approximately $83.1 million for the nine-month period ended September 30, 1999 compared to approximately $57.7 million for the nine-month period ended September 30, 1998. During the nine-month period ended September 30, 1999 the Company was required to make interest payments of approximately $73.9 million on outstanding debt obligations, whereas in the same period in the prior year, the Company was required under its then existing debt obligations to make interest payments of $67.2 million.

         Future minimum lease payments under all capital leases and non-cancelable operating leases for each of the years 1999 through 2002 are $5.6 million, $4.4 million, $2.9 million and $1.4 million, respectively.

         In November 1994, H.F. Lenfest and TCI International, Inc. jointly and severally guaranteed $67.0 million in program license obligations to the distributors of movie programming for Australis. As of September 30, 1999, the Company believes the amount subject to the guarantee under the license agreements was approximately $12.0 million. The Company has agreed to indemnify Mr. Lenfest against loss from such guaranty to the fullest extent permitted under the Company's debt obligations. Under the terms of the Bank Credit Facility, however, Mr. Lenfest's claims for indemnification are limited to the lesser of the actual claim or $33.5 million. The Company does not believe that Mr. Lenfest's guarantee will be called, and, as of the date hereof, there has been no demand for payment under the guarantee of the program license obligations.

         Capital Expenditures. For the nine-month period ending September 30, 1999, the Company made approximately $124.5 million of capital expenditures. During 1999, the Company expects to make approximately $180 million of capital expenditures, of which approximately $160 million is expected to be spent for the upgrading of certain of its cable television systems, including wide deployment of fiber optics, maintenance, including plant extensions, installations, and other fixed assets as well as other capital projects associated with implementing the Company's clustering strategy. The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors, many of which are beyond the Company's control, including responding to competition and increasing capacity to handle new product offerings in affected cable television systems. The Company anticipates that capital expenditures for years subsequent to 1999 will continue to be significant.

         Resources. Management believes, based on its current business plans, that the Company has sufficient funds available from operating cash flow and from borrowing capacity under the Bank Credit Facility to fund its operations, capital expenditure plans and debt service. To the extent the Company seeks additional acquisitions, it may need to obtain additional financing. However, the Company's ability to borrow funds under the Bank Credit Facility requires that the Company be in compliance with certain financial ratios at specified levels or obtain the consent of the lenders thereunder to a waiver or amendment of the applicable financial ratios. As of September 30, 1999, Management believes that the Company was in compliance with such financial ratios.

         On January 20, 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased 71% of the outstanding common stock of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also has an 80% partnership interest in L-TCI Associates, a partnership that owns the remaining 29% of common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole was 94.2%.

         Effective August 4, 1999, the Company sold the stock of Videopole for net proceeds of $121.0 million, subject to certain adjustments. The proceeds consist of $65.0 million in cash and 955,376 shares of United Pan-European Communications, N.V., a company that is 60% owned by UnitedGlobalCom, Inc. The sale resulted in a gain of $70.1 million, net of a $7.0 million distribution to the minority interest and applicable income taxes of $38.0 million. As a result of this sale, L-TCI Associates, a partnership between the Company and UA-France Inc., which held a 29.0% interest in Videopole, was dissolved, and the Company distributed $7.0 million to UA-France Inc.

         Effective July 30, 1999, the Company acquired the 54.9% of the outstanding capital stock of Raystay Co. ("Raystay") which the Company did not already own. In the transaction, the Company paid approximately $104.0 million which amount included the repayment of all of Raystay's existing indebtedness. The acquisition was funded by borrowings under the Bank Credit Facility.

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

         Third party compliance. The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its third party reviews by November 30, 1999 and will develop contingency plans to address potential third party Year 2000 failures. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans

         Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, will be developed and integrated with the existing contingency plans where appropriate by November 30, 1999.

Costs

         The Company currently estimates spending approximately $5.0 million, including internal costs, to complete its Year 2000 compliance program, including approximately $1.5 million that has been expended through September 30, 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

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

-----------------

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


                                  LENFEST  COMMUNICATIONS,  INC.


DATE:  November 5, 1999          By: /s/ Maryann V. Bryla
                                      --------------------
                                      Maryann V. Bryla
                                      Senior Vice President - Chief Financial
                                      Officer and Treasurer (Authorized Officer
                                      and Principal Financial Officer)