Form 10-K
period 1999-12-31
COMCAST LCI HOLDINGS INC
filed 2000-03-30
CIK 1000450

================================================================================

                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         Commission file number 33-96804

                           COMCAST LCI HOLDINGS, INC.
                   (SUCCESSOR TO LENFEST COMMUNICATIONS, INC.)
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         51-0394453
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     1201 Market Street, Suite 2201
           Wilmington, Delaware                             19801
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (302) 594-8700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                          ----------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                          ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
           Yes  __X___                                    No ____
                           --------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                                [Not applicable]
                           --------------------------
As of February 29, 2000, there were 100 shares of Common Stock outstanding.
                           --------------------------
The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          --------------------------
================================================================================

                           COMCAST LCI HOLDINGS, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                     PART I
Item 1   Business..............................................................1
Item 2   Properties...........................................................11
Item 3   Legal Proceedings....................................................11
Item 4   Submission of Matters to a Vote of Security Holders..................11

                                     PART II

Item 5   Market for the Registrant's Common Equity and
               Related Stockholder Matters....................................12
Item 6   Selected Financial Data..............................................12
Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13
Item 8   Financial Statements and Supplementary Data..........................16
Item 9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................35

                                    PART III

Item 10  Directors and Executive Officers of the Registrant...................35
Item 11  Executive Compensation...............................................35
Item 12  Security Ownership of Certain Beneficial Owners and Management.......35
Item 13  Certain Relationships and Related Transactions.......................35

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......36
SIGNATURES....................................................................40
                                ---------------

     This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Comcast LCI Holdings," "we," "us" and "our" refer to Comcast LCI Holdings, Inc. and its subsidiaries. We are the successor to Lenfest Communications, Inc., which was merged with and into us on January 18, 2000.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     We have in the past acquired and we may be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees must be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

     The cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
     o    demand for the programming content we distribute, and
     o    general economic conditions.

                                     PART I

ITEM 1    BUSINESS

     In  January  2000,  Comcast  Corporation  acquired  the  stock  of  Lenfest
Communications, Inc., a cable communications company serving 1.1 million subscribers primarily in the Philadelphia area from AT&T Corp. and the Lenfest stockholders for 121.4 million shares of Comcast's Class A Special Common Stock with a value of $6.077 billion. Immediately upon closing of the acquisition, Lenfest Communications was merged with and into us. As a result, we are the successor to Lenfest Communications.

     The consolidated financial statements included in Item 8 of this Annual Report are those of Lenfest Communications. Our consolidated financial statements will not be significantly different from those of Lenfest Communications as Comcast does not intend to apply, to our consolidated financial statements, the accounting relating to its acquisition of Lenfest Communications.

     We are principally involved in the cable communications business through the development, management and operation of broadband communications networks. We are in the process of deploying digital video applications and high-speed Internet access service to expand the products available on our cable communications networks. Our consolidated cable operations served approximately
1.1 million subscribers and passed approximately 1.5 million homes as of December 31, 1999.

     We are a wholly owned subsidiary of Comcast Corporation. We are a Delaware corporation that was organized in November 1999 solely for the purpose of merging with Lenfest Communications. We have our principal executive offices at 1201 Market Street, Suite 2201, Wilmington, Delaware 19801. Our telephone number is (302) 594-8700.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

     Purchase and Sale of Videopole

     In January 1999, Lenfest Communications purchased an additional 71% of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. Lenfest Communications also had an 80% partnership interest in a partnership that owned the remaining 29% of Videopole. As a result of the purchase, Lenfest Communications' direct and indirect interest in Videopole was 94.2%.

     In August 1999, Lenfest Communications sold its entire interest in Videopole for $121.0 million and recognized a pre-tax gain of $108.7 million. The proceeds received consisted of $64.9 million in cash and 955,376 shares of United Pan-European Communications, N. V. with a value of $56.1 million.

     Raystay Acquisition

     In July 1999, Lenfest Communications acquired the 55% of Lenfest Raystay Holdings, Inc. which it did not already own for $46.2 million in cash and the assumption of $53.2 million of debt. Lenfest Communications immediately repaid the Raystay debt assumed. The acquisition and debt repayment were funded primarily with borrowings under a bank credit facility.

                           DESCRIPTION OF OUR BUSINESS

     Technology and Capital Improvements

     Our cable communications networks receive signals by means of:

     o    special antennae,
     o    microwave relay systems,
     o    earth stations, and
     o    coaxial and fiber optic cables.

     These networks distribute a variety of video, telecommunications and data services to residential and commercial subscribers.

     As of December 31, 1999, 35% of our cable subscribers were served by a system with a capacity of at least 550-MHz and 17% of our cable subscribers were served by a system with a capacity of at least 750-MHz. We are deploying fiber optic cable and upgrading the technical quality of our cable communications networks. As a result, the reliability and capacity of our systems have increased, aiding in the delivery of additional video programming and other services such as enhanced digital video, high-speed Internet access service and, potentially, telephony.

     We will incur significant capital expenditures in the future for the upgrading and rebuilding of our existing cable communications systems.

     Franchises

     Cable communications systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities and are subject to federal, state and local legislation and regulation. Franchises typically contain many conditions which may include:

     o    rate and service conditions,
     o    construction schedules,
     o types of programming and provision of services to schools and other public institutions, and
     o    insurance and indemnity bond requirements.

     Our franchises typically provide for periodic payment of fees to franchising authorities of up to 5% of "revenues" (as defined by each franchise agreement). We normally pass those fees on to subscribers. In many cases, we need the consent of the franchising authority to transfer our franchises. The franchises are granted for varying lengths of time.

     Although franchises historically have been renewed, renewals may include less favorable terms and conditions. Under existing law, franchises should continue to be renewed for companies that have provided adequate service and have complied generally with franchise terms. The franchising authority may choose to award additional franchises to competing companies at any time.

     Revenue Sources

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Packages of programming services offered to subscribers may consist of:

     o    national television networks,
     o local and distant independent, specialty and educational television stations,
     o    satellite-delivered programming,
     o    locally originated programs,
     o    audio programming, and
     o    electronic retailing programs.

     We also offer, for an additional monthly fee, premium services, such as:

     o    Home Box Office(R),
     o    Cinemax(R),
     o    Showtime(R), and
     o    The Movie Channel(TM)

     These premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and level of service selected by the subscriber.

     We also generate revenues from advertising sales, pay-per-view services, installation services, commissions from electronic retailing and other services. We generate revenues from the sale of advertising time to local and regional advertisers on non-broadcast channels. Pay-per- view services permit a subscriber to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts.

     Our sales efforts are primarily directed toward increasing the number of subscribers we serve and generating incremental revenues in our franchise areas. We sell our cable communications services through:

     o    telemarketing,
     o    direct mail advertising,
     o    door-to-door selling, and
     o    local media advertising.

     Programming

     We generally pay either a monthly fee per subscriber per channel or a percentage of certain revenues for programming. Our programming costs are increased by:

     o    increases in the number of subscribers,
     o    expansion of the number of channels provided to customers, and
     o    increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming.

     Customer Service

     We manage our cable communications systems in one contiguous geographic cluster. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have consolidated our local customer service operations into one large regional call center. This call center has technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services.

     Our Cable Communications Systems

     The table below summarizes certain subscriber information for our cable communications systems as of December 31 (homes and subscribers in thousands):

                                                        1999          1998            1997          1996          1995
                                                      ---------     ---------      ----------    ----------     ---------
Basic Cable
     Homes Passed (1)(4).............................     1,482         1,383           1,356         1,279           905
     Cable Subscribers (2)(4)........................     1,089         1,014             992           927           596
     Cable Penetration (3)(4)........................     73.5%         73.3%           73.2%         72.5%         65.9%

---------------
(1) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines.
(2) A dwelling with one or more television sets connected to a system counts as one basic cable subscriber.
(3) Basic cable penetration means the number of basic cable subscribers as a percentage of basic cable homes passed.
(4) The information consists of cable communications systems whose financial results we consolidate. The information as of December 31, 1999 does not include 305,000 Homes Passed and 216,000 Cable Subscribers in Garden State Cablevision, L.P., a non-consolidated cable communications system in which we have a 50% ownership interest.

                           ---------------------------

     Competition

     Our cable communications systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

     o local television broadcast stations that provide off-air programming which can be received using a roof-top antenna and television set,
     o program distributors that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,
     o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments,
     o multichannel, multipoint distribution service operators, commonly known as MMDS or wireless cable operators, which use low-power microwave frequencies to transmit video programming and other information over-the-air to subscribers,
     o other cable operators who build and operate cable systems in the same communities that we serve, commonly known as overbuilders,
     o    interactive online computer services,
     o    newspapers, magazines and book stores,
     o    movie theaters,
     o    live concerts and sporting events, and
     o    home video products.

     In order to compete effectively, we strive to provide, at a reasonable price to subscribers:

     o    superior technical performance,
     o    superior customer service,
     o    a greater variety of video programming, and
     o new products such as digital cable and cable modem Internet access and potential products such as telephony.

     Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable communications services. Some local telephone companies:

     o provide video services within and outside their telephone service areas through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities, and/or

     o have announced plans to construct and operate cable communications systems in various states.

     New facilities-based competitors such as RCN Corporation are planning to offer cable and related communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas we serve.

     Local telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses. These competitors are not required, in certain circumstances, to comply with some of the material obligations imposed upon our cable communications systems under our franchises. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

     We operate each of our cable communications systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services.

     In the past few years,  Congress  has enacted  legislation  and the Federal
Communications Commission, commonly known as the FCC, has adopted regulatory policies intended to provide a more favorable operating environment for existing and new technologies that provide, or have the potential to provide, substantial competition to our cable communications systems. These technologies include direct broadcast satellite service, commonly known as DBS, among others. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 13.1 million individual households, condominiums, apartment and office complexes in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including program services similar to those provided by cable communications systems.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems. We are and will continue to deploy digital cable service in the communities that we serve.

     Two major companies, DirecTV and Echostar, are currently offering nationwide high-power DBS services. Recently enacted federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside inside the local television station's market. These companies have already begun transmitting local broadcast signals in certain major televison markets and have announced their intention to expand this local television broadcast retransmission service to other domestic markets. With this legislation, satellite carriers become more competitive to cable communications system operators like us because they are now able to offer programming which more closely resembles what we offer. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

     Our cable communications systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable communications system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable communications systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable communications systems access to these complexes. Courts have reviewed challenges to these laws and have reached varying results. Our ability to compete for subscribers in residential and commercial developments served by SMATV system operators is uncertain. However, we are developing competitive packages of services (video, data and telephony) to offer to these residential and commercial developments.

     Cable communications systems also compete with MMDS or wireless cable systems, which are authorized to operate in areas served by our cable communications systems. The FCC recently amended its regulations to provide flexibility to wireless system operators to employ digital technology in delivering two-way communications services, including high-speed Internet access. Federal law significantly limits certain local restrictions on the use of roof-top, satellite and microwave antennae to receive satellite programming and over-the-air broadcasting services.

     Many of our cable communications systems are currently offering, or plan to offer, interactive online computer services to subscribers. These systems will compete with a number of other companies, many of whom have substantial resources, such as:

     o    existing Internet service providers, commonly known as ISPs,
     o    local telephone companies, and
     o    long distance telephone companies.

     Recently, a number of companies, including telephone companies and ISP's, have asked local, state and federal governments to mandate that cable communications systems operators provide capacity on their cable infrastructure so that these companies and others may deliver Internet services directly to customers over cable facilities. In response, several local jurisdictions attempted to impose these capacity obligations on several cable communications operators. Various cable communications companies, including Comcast, have initiated litigation challenging these municipal requirements. In addition, two antitrust lawsuits have been filed in federal courts alleging that Comcast and other cable communications companies have improperly refused to allow their cable facilities to be used by certain ISPs to serve their customers. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue. In a 1999 report to Congress, the FCC declined to institute an administrative proceeding to examine this issue. It is expected that the FCC, Congress, and state and local regulatory authorities will continue to consider actions in this area.

     The deployment of Digital Subscriber Line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business and operations.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 6 of this Annual Report for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable communications systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

                           ---------------------------

                           LEGISLATION AND REGULATION

     The Communications Act of 1934, as amended, establishes a national policy to regulate the development and operation of cable communications systems. The Communications Act allocates responsibility for enforcing federal policies among the FCC, and state and local governmental authorities. The courts, and especially the federal courts, play an important oversight role as these statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     We expect that court actions and regulatory proceedings will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect our business operations. In the following paragraphs, we summarize the principal federal laws and regulations materially affecting the growth and operation of the cable communications industry. We also provide a brief description of certain state and local laws applicable to our businesses.

     The Communications Act and FCC Regulations

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o    subscriber rates,
     o the content of programming we offer our subscribers, as well as the way we sell our program packages to subscribers and other video program distributors,
     o the use of our cable systems by local franchising authorities, the public and other unrelated third parties,
     o    our franchise agreements with governmental authorities,
     o    cable system ownership limitations and prohibitions, and
     o    our use of utility poles and conduit.

     Subscriber Rates

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Where there is no effective competition, federal law gives franchising authorities the power to regulate the monthly rates charged by the operator for:

     o the lowest level of programming service, typically called basic service, which generally includes local broadcast channels and public access or governmental channels required by the operator's franchise, and
     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     The FCC has adopted detailed rate regulations, guidelines and rate forms that we and the franchising authority must use in connection with the regulation of our basic service and equipment rates. If the franchising authority concludes that our rates are not in accordance with the FCC's rate regulations, it may require us to reduce our rates and to refund overcharges to subscribers, with interest. We may appeal adverse rate decisions to the FCC. Rate regulation of non-basic cable programming service tiers ended after March 31, 1999.

     The Communications Act and the FCC's regulations also:

     o prohibit regulation of rates charged by cable operators for programming offered on a per channel or per program basis, and for multi-channel groups of non-basic programming,
     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition,
     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments, and
     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     We have reached a tentative agreement with a state regulatory agency to resolve certain outstanding rate disputes. We have established reserves during the fourth quarter of 1999 to satisfy potential liabilities arising from this proposed settlement.

     Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable communications system to carry the station, subject to certain exceptions, or
     o to negotiate with us on the terms by which we carry the station on our cable communications system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WGN),
     o    commercial radio stations, and
     o    certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for the mandatory carriage of digital television signals offered by local broadcasters. We are unable to predict the outcome of this proceeding or the impact any new carriage requirements might have on the operations of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. A limited number of our systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with this requirement.

     To increase competition between cable operators and other video program distributors, the Communications Act:

     o precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors,
     o requires such programmers to sell their satellite-delivered programming to other video program distributors, and
     o limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     In two administrative decisions, the FCC's Cable Services Bureau concluded that the program access rules did not apply to terrestrially-delivered programming, such as Comcast SportsNet, Comcast's 24-hour regional sports programming network which is available to approximately one million of our subscribers in the Philadelphia region. The FCC is currently reviewing the Cable Services Bureau's decisions.

     The Communications Act contains restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to block fully both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at "safe harbor" time periods. A three-judge federal district court determined that this provision was unconstitutional. The United States Supreme Court is currently reviewing the lower court's ruling.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming,
     o    advertising in children's programming,
     o    political advertising,
     o    origination cablecasting,
     o    sponsorship identification, and
     o    closed captioning of video programming.

     Use of Our Cable Systems by The Government and Unrelated Third Parties

     The Communications Act allows franchising authorities and unrelated third parties to have access to our cable systems' channel capacity. For example, it:

     o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and
     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including the rates and certain terms and conditions of the commercial use.

     Franchise Matters

     Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o    affirms  the  right  of  franchising   authorities  (state  or  local,
          depending on the practice in individual states) to award one or more franchises within their jurisdictions,

     o generally prohibits us from operating in communities without a franchise,

     o    encourages competition with our existing cable systems by:

          o allowing municipalities to operate cable systems without franchises, and

          o    preventing   franchising   authorities  from  granting  exclusive
               franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area,

     o permits local authorities, when granting or renewing our franchises, to establish requirements for certain cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories,

     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by changed circumstances,

     o    generally prohibits franchising authorities from:

          o    imposing   requirements  during  the  initial  cable  franchising
               process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

          o imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems, or

          o restricting our use of any type of subscriber equipment or transmission technology, and

     o limits our payment of franchise fees to the local franchising authority to 5% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains procedures designed to protect us against arbitrary denials of the renewal of our franchises, although a franchising authority under various conditions could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have typically obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose certain substantive franchise requirements (e.g. access channels, universal service and other technical requirements). These decisions have been inconsistent and, until the United States Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     Ownership Limitations

     The Communications Act generally prohibits us from owning or operating a SMATV or wireless cable system in any area where we provide franchised cable service. We may, however, acquire and operate SMATV systems in our franchised service areas if the programming and other services provided to SMATV subscribers are offered according to the terms and conditions of our franchise agreement.

     The Communications Act also authorizes the FCC to impose nationwide limits on the number of subscribers under the control of a cable operator. While a federal district court has declared this limitation to be unconstitutional and delayed its enforcement, the FCC has reconsidered its cable ownership regulations and:

     o    reaffirmed  its  30%  nationwide   subscriber   ownership  limit,  but
          maintained its voluntary stay on enforcement of that regulation pending further court action,
     o    reaffirmed   its   subscriber    ownership    information    reporting
          requirements, and
     o modified its attribution rules that identify when the ownership or management by us or third parties of other communications businesses, including cable systems, television broadcast stations and local telephone companies, may be imputed to us for purposes of determining our compliance with the FCC's ownership restrictions.

Also pending on appeal is a challenge to the statutory and FCC regulatory limitations on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an attributable ownership interest. We are unable to predict the outcome of these judicial and regulatory proceedings or the impact any ownership restrictions might have on our business and operations.

     The Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same market. While the FCC has eliminated its regulations which precluded the cross-ownership of a national broadcasting network and a cable system, it has not yet completed its review of other regulations which prohibit the common ownership of other broadcasting interests and cable systems in the same geographical areas.

     The 1996 amendments to the Communications Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas,
     o preempted state and local laws and regulations which impose barriers to telecommunications competitions,
     o set basic standards for relationships between telecommunications providers, and
     o generally limited acquisitions and prohibited certain joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over unfranchised "open video systems," subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators. The FCC has modified its open video rules to comply with the federal court's decision, but we are unable to predict the impact these rule modifications may have on our business and operations.

     Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities demonstrate to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and, until 2001, by certain companies providing telecommunications services. The FCC also adopted a second rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal appellate court recently upheld the constitutionality of the new statutory provision which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. We are unable to predict the outcome of the legal challenge to the FCC's new regulations or the ultimate impact any revised FCC rate formula or any new pole attachment rate regulations might have on our business and operations.

     Other Regulatory Requirements of the Communications Act and the FCC

     The Communications Act also includes provisions, among others, regulating:

     o    customer service,
     o    subscriber privacy,
     o    marketing practices,
     o    equal employment opportunity, and
     o    technical standards and equipment compatibility.

     The FCC actively regulates other parts of our cable operations and has adopted regulations implementing its authority under the Communications Act.

     The FCC may enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or have been considered by other governmental bodies over the past several years. It is probable that further attempts will be made by Congress and other governmental bodies relating to the regulation of cable communications services.

Copyright

     Our cable communications systems provide our subscribers with local and distant television and radio broadcast signals which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming; instead we comply with an alternative federal copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit copyrighted material.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Our cable communications systems often utilize music in the programs we provide to subscribers including local advertising, local origination programming and pay-per-view events. The right to use this music is controlled by music performance rights societies who negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and one of these societies have agreed upon a standard licensing agreement covering the performance of music contained in programs originated by cable operators and in pay-per-view events. Negotiations on a similar licensing agreement are in process with another music performance rights organization. Rate courts established by a federal court exist to determine appropriate copyright coverage and payments in the event the parties fail to reach a negotiated settlement. We are unable to predict the outcome of these proceedings or the amount of any license fees we may be required to pay for the use of music. We do not believe that the amount of such fees will be significant to our financial position, results of operations or liquidity.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation which is typically imposed through the franchising process. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o    cable service rates,
     o    franchise fees,
     o    franchise term,
     o    system construction and maintenance obligations,
     o    system channel capacity,
     o    design and technical performance,
     o    customer service standards,
     o    franchise renewal,
     o    sale or transfer of the franchise,
     o    service territory of the franchisee,

     o    indemnification of the franchising authority,
     o    use and occupancy of public streets, and
     o    types of cable services provided.

     A number of states subject cable systems to the jurisdiction of state governmental agencies. Those states in which we operate that have enacted such state level regulation are New Jersey and Delaware. State and local franchising jurisdiction is not unlimited, however; it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from the regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

     The summary of certain federal and state regulatory requirements in the preceding pages does not describe all present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. We are unable to predict the outcome of these proceedings or their impact upon our cable operations at this time.

                                    EMPLOYEES

     As of December 31, 1999, we had approximately 2,700 employees. We believe that our relationships with our employees are good.


ITEM 2    PROPERTIES

     A central receiving apparatus, distribution cables, converters, customer service call centers and local business offices are the principal physical assets of a cable communications system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call center and local business offices. In order to keep pace with technological advances, we are maintaining, periodically upgrading and rebuilding the physical components of our cable communications systems.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

     On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including H.F. Lenfest, who, together with the members of his family, is the owner of 50% of the common stock of Lenfest Communications, Inc., as of December 31, 1999, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $440 million as of December 31, 1998). The Plaintiff also alleged that Australis and H.F. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. The trial in this action began on February 2, 1998 and ended on September 30, 1998. In December 1999, the Plaintiff's case was dismissed by order of the court.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

Absence of Trading Market
Our common stock is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holder
All of our shares of common stock, $0.01 par value, are owned by Comcast Corporation.

Dividends
None.

ITEM 6    SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this Item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

     Financing

     See Note 5 to our consolidated financial statements included in Item 8.

     Interest Rate Risk Management

     We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate exchange agreements, ("Swaps"), we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principle amount.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in millions):


                                            Expected Maturity Date                                     Fair
                               ------------------------------------------------                      Value at
                                2000     2001     2002     2003     2004     Thereafter     Total    12/31/99
                               -------  -------  ------   ------   -------   -----------   -------- ----------
Debt
Fixed Rate....................    $1.2     $0.8    $0.3     $0.3      $0.3      $1,283.7   $1,286.6    $1,355.0
   Average Interest Rate......    9.3%     8.9%    6.9%     7.0%      7.1%          8.8%       8.8%

Variable Rate (1).............                                       $61.0        $144.0     $205.0      $205.0
   Average Interest Rate......                                        8.3%          8.4%       8.4%


Interest Rate Instruments
Fixed to Variable Swaps.......                                                    $150.0     $150.0       ($6.4)
   Average Pay Rate...........                                                      9.7%
   Average Receive Rate.......                                                      8.3%

(1) During the three months ended March 31, 2000, the Company repaid the remaining outstanding balance and terminated its bank credit facility.

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect for each facility at December 31, 1999. Average pay rates on the Fixed to Variable Swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999. While Swaps represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999 and 1998 was not significant.

     Year 2000 Readiness Disclosure

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could cause disruption of operations. We evaluated and addressed the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We utilized both internal and external resources in implementing our Year 2000 program.

     We identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. In addition, we have communicated with our significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which we use or rely upon.
     As of December 31, 1999, we have completed our Year 2000 remediation program. We believe that all key systems are Year 2000 compliant and as of March 29, 2000 we have incurred no significant disruption in operations. Further, contingency plans have been created for our key systems and operations. Additionally, we have implemented, business continuity preparations to create post-Year 2000 response teams to further mitigate Year 2000 risk. There can be no guarantee that the systems of other companies on which we rely are Year 2000 compliant, or that a failure to be Year 2000 compliant by another company would not have a material adverse effect on us.

     Through December 31, 1999, we have incurred approximately $1.8 million in connection with our Year 2000 remediation program.

     Our management will continue to periodically report the results of our Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors.

                                 ---------------

Results of Operations

In January 2000, Comcast Corporation ("Comcast") acquired the stock of Lenfect Communications, Inc. (the "Company") from AT&T Corp. ("AT&T") and the Company's stockholders for approximately 121.4 million shares of Comcast's Class A Special Common Stock with a value of $6.077 billion. Immediately upon closing of the acquisition, the Company was merged with and into us. As a result, we are the successor to the Company.

     Our consolidated financial statements will not be significantly different from those of the Company as Comcast does not intend to apply, to our consolidated financial statements, the accounting relating to its acquisition of the Company.

     The Company's summarized consolidated financial information for the years ended December 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                   Year Ended            Increase / (Decrease)
                                                                  December 31,
                                                               1999          1998            $            %
                                                             ---------     ---------     ---------     --------
Revenues..................................................      $542.8        $470.4         $72.4         15.4%
Service, programming, selling, general and administrative.
   and direct non-cable expenses..........................       339.7         274.9          64.8         23.6
                                                             ---------     ---------     ---------
Operating income before depreciation and
   amortization (1).......................................       203.1         195.5           7.6          3.9
Depreciation and amortization.............................       153.3         135.4          17.9         13.2
                                                             ---------     ---------     ---------
Operating income..........................................        49.8          60.1         (10.3)       (17.1)
                                                             ---------     ---------     ---------
Interest expense..........................................       125.5         120.1           5.4          4.5
Equity in (income) losses of affiliates...................        (7.5)          3.8          11.3           NM
Other income..............................................       (17.4)        (14.4)          3.0         20.8
Income tax benefit........................................       (16.5)         (3.1)         13.4           NM
                                                             ---------     ---------     ---------
Loss from continuing operations before
  extraordinary items.....................................      ($34.3)       ($46.3)       ($12.0)       (25.9%)
                                                             =========     =========     =========

------------
(1) Operating income before depreciation and amortization is commonly referred to in the cable communications business as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance.

Revenues

     Of the $72.4 million increase from 1998 to 1999, $25.0 million is attributable to the effects of the acquisitions of cable communications systems, $7.1 million is attributable to subscriber growth, $18.1 million relates to the changes in rates, $15.8 million is attributable to growth in cable advertising sales and $6.4 million relates to other product offerings including the increase in digital cable and modem services.

Service, Programming, Selling, General & Administrative and Direct Non-Cable Expenses

     Of the $64.8 million increase from 1998 to 1999, $13.8 million is attributable to the effects of the acquisitions of cable communications systems, $12.3 million is attributable to an increase in the costs of cable programming as a result of subscriber growth, additional channel offerings and changes in rates, $5.2 million is attributable to an increase in costs associated with customer service, $11.3 million is attributable to growth in cable advertising sales and $22.2 million results from an increase in the costs of labor, other volume related expenses and costs associated with new product offerings. It is anticipated that our cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Depreciation and Amortization Expense

     The $17.9 million increase from 1998 to 1999 is primarily attributable to the effects of our acquisitions of cable communications systems and of our capital expenditures.

Interest Expense

     The $5.4 million increase from 1998 to 1999 is primarily attributable to the effects of higher average debt balances in 1999 as compared to 1998 as a result of borrowings to fund acquisitions.

Equity in Net (Income) Losses of Affiliates

     The $11.3 million change is primarily attributable to an equity in net loss of $11.1 million in 1998 related to the Company's investment in Videopole which was not accounted for under the equity method in 1999 (see Notes 3 and 4 to the consolidated financial statements included in Item 8.).

Income Tax Benefit

     The $13.4 million increase from 1998 to 1999 is primarily attributable to the utilization of the loss from continuing operations in 1999 to reduce the income tax expense associated with the 1999 gain on discontinued operations.

     We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash, cash equivalents and marketable securities, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Lenfest Communications, Inc.


We have audited the accompanying consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficiency and of cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenfest Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 27, 2000

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                           December 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
ASSETS

Cash and cash equivalents.......................................................       $144,985          $9,802
Marketable securities...........................................................        159,003          18,854
Accounts receivable, less allowance for doubtful
   accounts of $5,091 and $3,603................................................         30,902          25,292
Inventories and prepaid expenses................................................          2,992           3,949
Property and equipment, net of accumulated depreciation of $530,587 in 1999
    and $436,273 in 1998........................................................        565,671         431,455
Investments, principally in affiliates, and related receivables.................         36,371          47,645
Goodwill, net of accumulated amortization of $36,946 in 1999
   and $32,364 in 1998..........................................................         97,458          68,637
Deferred franchise costs, net of accumulated amortization of $271,113 in 1999
   and $227,797 in 1998.........................................................        487,927         465,420
Other intangible assets, net of accumulated amortization of $14,768 in 1999
   and $14,611 in 1998..........................................................         18,863          19,399
Deferred Federal tax asset, net.................................................                         80,371
Other assets....................................................................            514           5,113
                                                                                   ------------    ------------
                                                                                     $1,544,686      $1,175,937
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Notes payable and obligations under capital leases..............................     $1,491,552      $1,296,553
Accounts payable and accrued expenses - unrelated parties.......................        112,714          73,051
Accounts payable - affiliate....................................................         26,127          22,968
Customer prepayments and deposits...............................................          7,460           6,851
Deferred gain on terminated interest swaps......................................          5,911           6,518
Deferred tax liability, net.....................................................         23,300           9,406
Investment in Garden State Cablevision, L.P.....................................         67,334          73,414
                                                                                   ------------    ------------
                                                                                      1,734,398       1,488,761
                                                                                   ------------    ------------
STOCKHOLDERS' DEFICIENCY
   Common stock, $.01 par value - authorized and issued, 158,896 shares.........              2               2
   Additional capital...........................................................         51,561          50,747
   Accumulated deficit..........................................................       (323,077)       (359,149)
   Accumulated other comprehensive income (loss)................................         81,802          (4,424)
                                                                                   ------------    ------------
       Total stockholders' deficiency...........................................       (189,712)       (312,824)
                                                                                   ------------    ------------
                                                                                     $1,544,686      $1,175,937
                                                                                   ============    ============

See notes to consolidated financial statements.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)

                                                                                Year Ended December 31,
                                                                          1999           1998            1997
                                                                        ---------      ---------       --------
REVENUES.............................................................    $542,800       $470,409       $447,390
                                                                        ---------      ---------       --------

OPERATING EXPENSES
   Service...........................................................      54,510         46,958         33,772
   Programming - from affiliate......................................      82,128         70,502         62,892
   Programming - other cable.........................................      40,645         34,033         30,196
   Selling, general and administrative...............................     131,111        105,058        105,470
   Direct costs - non-cable..........................................      31,292         18,377         22,337
   Depreciation......................................................     101,292         86,754         78,801
   Amortization......................................................      52,075         48,604         51,138
                                                                        ---------      ---------       --------
                                                                          493,053        410,286        384,606
                                                                        ---------      ---------       --------

OPERATING INCOME.....................................................      49,747         60,123         62,784

OTHER (INCOME) EXPENSE
   Interest expense..................................................     125,507        120,119        120,788
   Equity in net (income) losses of affiliates.......................      (7,483)         3,864          7,334
   Loss on Australis Media Ltd. securities...........................                                    44,572
   Other income......................................................     (17,436)       (14,443)        (9,154)
                                                                        ---------      ---------       --------
                                                                          100,588        109,540        163,540
                                                                        ---------      ---------       --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAX BENEFIT AND EXTRAORDINARY ITEMS...............................     (50,841)       (49,417)      (100,756)

INCOME TAX BENEFIT...................................................      16,500          3,140         36,179
                                                                        ---------      ---------       --------

LOSS FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS...............................................     (34,341)       (46,277)       (64,577)

DISCONTINUED OPERATIONS, net of income tax expense of
   $38,000 and $17,700 in 1999 and 1997..............................      70,413                        33,738
                                                                        ---------      ---------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS.............................      36,072        (46,277)       (30,839)

EXTRAORDINARY ITEMS, net of income tax benefit of $1,645 in 1998.....                     (7,360)
                                                                        ---------      ---------       --------

NET INCOME (LOSS)....................................................     $36,072       ($53,637)      ($30,839)
                                                                        =========      =========       ========

See notes to consolidated financial statements.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)


                                                                                                    Year Ended December 31,
                                                                                            1999           1998            1997
                                                                                          ---------      ---------      ---------
OPERATING ACTIVITIES
   Net income (loss) ................................................................       $36,072       ($53,637)      ($30,839)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
     Depreciation and amortization ..................................................       153,367        135,358        129,939
     Accretion of debt discount .....................................................         2,129          1,891          1,788
     Accretion of discount on marketable securities .................................          (477)
     Net gains on sales of marketable securities ....................................       (11,843)        (3,766)          (468)
     Loss on Australis Media Ltd. securities ........................................        44,572
     Gains on dispositions of equity investments ....................................       (12,221)        (7,318)
     Deferred income tax benefit ....................................................        (3,457)        (4,455)       (21,431)
     Loss on sales of property and equipment ........................................         1,389          2,469            694
     Equity in net (income) losses of affiliates ....................................        (7,483)         3,864          7,334
     Minority interest expense (income) .............................................           311           (945)
     Discontinued operations ........................................................       (70,413)       (33,738)
     Extraordinary items ............................................................         7,360
     Changes in working capital .....................................................        42,770         18,545         28,960
                                                                                          ---------      ---------      ---------

       Net cash provided by operating activities from continuing operations .........       142,842         95,408        118,071
                                                                                          ---------      ---------      ---------

FINANCING ACTIVITIES
   Proceeds from borrowings .........................................................       190,000        311,386        105,000
   Early extinguishment of debt .....................................................       (67,375)
   Capital contribution .............................................................           814
   Repayments of notes payable and obligations under capital leases .................        (1,392)      (246,344)      (123,490)
   Increases in other intangible assets .............................................        (1,193)          (347)
                                                                                          ---------      ---------      ---------

       Net cash provided by (used in) financing activities from continuing operations       189,422         (3,526)       (18,837)
                                                                                          ---------      ---------      ---------

INVESTING ACTIVITIES
   Acquisitions of cable systems, net of cash acquired ..............................       (97,772)       (84,500)
   Acquisition of minority interest .................................................        (7,000)
   Purchases of property and equipment ..............................................      (197,942)      (107,994)       (94,519)
   Purchases of marketable securities ...............................................          (452)        (2,333)        (3,091)
   Proceeds from sales of property and equipment ....................................           345            177          1,091
   Proceeds from sales of marketable securities .....................................        68,595          9,480         45,223
   Sale of subsidiaries, net of cash sold ...........................................        45,575          1,497         51,692
   Investments in affiliates ........................................................        (1,142)          (287)        (9,346)
   Distributions from affiliates ....................................................           135          2,285            775
   Increases in other intangible assets .............................................        (4,933)          (369)        (8,876)
   Loans and advances to affiliates .................................................        (7,626)        (2,337)        (4,849)
   Loans and advances from affiliates ...............................................         5,136          2,178          3,627
                                                                                          ---------      ---------      ---------

       Net cash used in investing activities from  continuing operations ............      (197,081)       (97,703)      (102,773)
                                                                                          ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS -
   CONTINUING OPERATIONS ............................................................       135,183         (5,821)        (3,539)

CASH AND CASH EQUIVALENTS, beginning of year ........................................         9,802         15,623         19,162
                                                                                          ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of year ..............................................      $144,985         $9,802        $15,623
                                                                                          =========      =========      =========

See notes to consolidated financial statements.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Dollars in thousands)



                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                  Common    Additional  Accumulated    Income
                                                  Stock      Capital      Deficit      (Loss)        Total
                                                ----------  ----------  ----------- ------------- -----------
BALANCE, JANUARY 1, 1997.......................         $2     $50,747    ($274,673)      ($9,866)  ($233,790)
   Comprehensive loss:
     Net loss..................................                             (30,839)
     Change in unrealized gain on
       marketable securities, net of deferred
       taxes of $48............................                                            10,365
   Total comprehensive loss....................                                                       (20,474)
                                                ----------  ----------  ----------- ------------- -----------

BALANCE, DECEMBER 31, 1997.....................          2      50,747     (305,512)          499    (254,264)
   Comprehensive loss:
     Net loss..................................                             (53,637)
     Unrealized loss on marketable
       securities, net of deferred taxes of $214                                           (4,923)
   Total comprehensive loss....................                                                       (58,560)
                                                ----------  ----------  ----------- ------------- -----------

BALANCE, DECEMBER 31, 1998.....................          2      50,747     (359,149)       (4,424)   (312,824)
   Capital contribution........................                    814                                    814
   Comprehensive income:
     Net income................................                              36,072
     Unrealized gain on marketable securities,
       net of deferred taxes of $43,992........                                            86,226
   Total comprehensive income..................                                                       122,298
                                                ----------  ----------  ----------- ------------- -----------

BALANCE, DECEMBER 31, 1999.....................         $2     $51,561    ($323,077)      $81,802   ($189,712)
                                                ==========  ==========  =========== ============= ===========

See notes to consolidated financial statements.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.   BUSINESS

     Lenfest Communications, Inc., a Delaware corporation, and subsidiaries (the "Company") was engaged in the development, management and operation of broadband cable networks. The Company's cable communications systems are located in one geographic cluster in the suburbs of Philadelphia, Pennsylvania from Harrisburg, Pennsylvania through Wilmington, Delaware and south through Atlantic City, New Jersey. The Company's systems served approximately 1.1 million subscribers and passed approximately 1.5 million homes as of December 31, 1999. In addition, the Company, through its non-cable subsidiaries, provides cable advertising, promotional, traffic and billing, telemarketing, paging, internet and digital video services. The Company's ability to collect the amounts due from subscribers is primarily affected by economic conditions in these geographic areas.

     In January 2000, Comcast Corporation ("Comcast") acquired the stock of the Company from AT&T Corp. ("AT&T") and the Company's stockholders for approximately 121.4 million shares of Comcast's Class A Special Common
     Stock with a value of $6.077 billion. Immediately upon closing of the acquisition, the Company was merged with and into Comcast's wholly owned subsidiary, Comcast LCI Holdings, Inc. ("LCI Holdings"). As a result, LCI Holdings is the successor to the Company.

     The consolidated financial statements of LCI Holdings will not be significantly different from those of the Company as Comcast does not intend to apply, to LCI Holdings' consolidated financial statements, the accounting relating to its acquisition of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1999 and 1998, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair value of the amounts due to/from affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash and Cash Equivalents
     The Company maintains cash balances at several financial institutions located primarily in the Philadelphia area. Accounts at each institution are insured by either the Federal Deposit Insurance Corporation or another institutional

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     insurance fund up to $100,000 and $500,000, respectively. The Company maintains cash balances in excess of the insured amounts.

     Cash  equivalents   principally  consist  of  repurchase   agreements  with
     maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Marketable Securities
     Marketable securities consist of unrestricted publicly traded investments which are classified as available for sale and recorded at their fair value, with unrealized gains or losses resulting from changes in fair value between measurement dates recorded as a component of other comprehensive income (loss).

     Inventories
     Inventories, which include materials and supplies, are stated at the lower of cost or market on a first-in, first out basis. Inventories consist of equipment assembled and sold by some of the Company's non-cable wholly owned subsidiaries.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided on an accelerated and on a straight-line basis over estimated useful lives as follows:

              Buildings and improvements .......................  10-39 years
              Operating facilities..............................   5-15 years
              Other equipment...................................    3-7 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of other expense.

     In connection with the rebuild and upgrade of cable systems, the Company depreciates the remaining net book value of the assets over the estimated rebuild or upgrade period. During the years ended December 31, 1999, 1998 and 1997, the Company disposed of $0.4 million, $6.0 million and $1.6 million, respectively of fully depreciated plant in connection with the rebuild of certain of its systems.

     Property and Equipment Under Capital Leases
     Property and equipment capitalized under capital leases are amortized on the straight-line method over the term of the leases or the estimated useful lives of the assets. Amortization of leased assets is included in depreciation expense in the Company's consolidated statement of operations.

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred additional capital lease obligations of $0.4 million , $0.4 million and $4.6 million, respectively.

     Capitalization of Self Constructed Assets
     All costs attributable to cable television plant, including materials, direct labor and construction overhead are capitalized. Initial customer installation costs including material, labor and overhead are capitalized and depreciated over eight years. The costs of subsequently disconnecting and reconnecting subscribers are charged to expense.

     Investments, Principally in Affiliates
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     Investments in privately held companies are stated at cost, adjusted for any known diminution in value.

     Deferred Franchise Costs, Goodwill and Other Intangible Assets
     Franchise acquisition costs are amortized on a straight-line basis over their legal or estimated useful lives of 10 to 20 years. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over estimated useful lives of 20 to 40 years. Other intangible assets are being amortized on a straight-line basis over their legal or estimated useful lives.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges, using objective methodologies whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such methodologies include evaluations based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     Revenue Recognition
     Service income is recognized as service is provided. Credit risk is managed by disconnecting services to subscribers who are delinquent.

     Advertising
     The Company charges the costs of advertising to expense as incurred.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps") to manage its exposure to fluctuations in interest rates. Swaps are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risk are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates, and, through market value and sensitivity analysis, maintain a high correlation to the interest expense of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 5). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     Although   the   Company   may  be  exposed  to  losses  in  the  event  of
     nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1999.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Purchase and Sale of Videopole
     In January 1999, the Company through its subsidiary, Lenfest International, Inc. ("International") purchased an additional 71% of Videopole, a French cable television holding and management company that franchises, builds and operates cable television systems in medium to small communities in France. International also had an 80% partnership interest in L-TCI Associates, a partnership that owned 29% of the common stock of Videopole. As a result of the purchase, the Company's direct and indirect interest in Videopole was 94.2%. In August 1999, International sold all of the stock of Videopole for $121.0 million and recognized a pre-tax gain of $108.7 million. The proceeds received consisted of $64.9 million in cash and 955,376 shares of United Pan-European Communications, N. V. with a value of $56.1 million. The results of operations of Videopole have been presented as a discontinued  operation in  accordance  with  Accounting  Principles  Board
     Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30").

     Raystay Acquisition
     In July 1999, the Company's subsidiary, Lenfest Raystay Holdings, Inc. ("Raystay") acquired the 55% of the stock of Raystay which it did not already own for $46.2 million in cash and the assumption of $53.2 million of debt. The Company immediately repaid the Raystay debt assumed. The acquisition and debt repayment were funded primarily with borrowings under a bank credit facility.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     The Company's consolidated statement of operations for the year-ended December 31, 1999 include the revenues and expenses of Raystay since January 1, 1999. The sellers' preacquisition share of income is included in other income. The following summarized pro forma financial information assumes the Raystay acquisition occurred on January 1, 1998:

                                                        Year Ended December 31,
                                                          1999            1998
                                                       -----------     ----------
Revenues.............................................     $542,800       $493,518
                                                          ========       ========

Loss from continuing operations......................     ($41,647)      ($58,718)
                                                          ========       ========

Net income (loss)....................................      $28,766       ($66,078)
                                                          ========       ========

     Turnersville System Acquisition
     In January 1997, the Company acquired a cable communications system in Turnersville, New Jersey which served approximately 37,000 subscribers from Cable TV Fund 14-A, Ltd., an affiliate of Jones Intercable, Inc., for approximately $84.5 million. The Company accounted for the acquisition under the purchase method. As such, the operating results of the system have been included in the Company's consolidated statement of operations since the acquisition date. The acquisition was funded primarily with borrowings under a bank credit facility.

     Asset Disposition
     In October 1997, Lenfest MCN, Inc. and Lenfest MCN Delmarva Associates LP (together, "MCN"), each a wholly owned subsidiary of the Company, sold substantially all of their assets, and Suburban Cable TV Co. Inc.
     ("Suburban"), Lenfest Atlantic, Inc. and Lenfest New Castle County sold certain of their towers for $70.3 million. The Company recognized a gain on the sale of $32.3 million, net of income tax expense. The sale represented the disposition of the major segment of the Company's tower rental, microwave service, video, voice and data service businesses. The results of operations of these businesses have been presented as a discontinued operation in accordance with APB 30. During the year-ended December 31, 1997, the Company recognized income from discontinued operations of $1.5 million.

4.   MARKETABLE SECURITIES AND INVESTMENTS, PRINCIPALLY IN AFFILIATES

                                                            1999            1998
                                                          --------        -------
Equity method..........................................    $25,961        $37,235
Fair value method......................................    159,006         18,854
Cost method............................................     10,410         10,410
                                                          --------        -------
     Total.............................................   $195,377        $66,499
                                                          ========        =======

     Equity Method
     The Company, through several subsidiaries, owns non-controlling interests in several general partnerships and corporations. Any subsidiary of the Company that is a general partner is liable, as a matter of partnership law, for all debts of such partnership. Losses in excess of amounts recorded as investments on the Company's consolidated balance sheet have been offset against loans and advances to these affiliates to the extent they exist.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     Garden State Cablevision, L.P.
     The Company, through its subsidiary, Lenfest Jersey, Inc., owns a 10% general partnership interest and a 40% limited partnership in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 216,000 subscribers in southern New Jersey as of December 31, 1999. The Company is allocated a total of 50% of Garden State's income or losses. In addition, the Company is required to make up its partner capital deficits upon the termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the Company's consolidated balance sheet reflects equity in accumulated losses, net of related receivable, in excess of the investments in Garden State in the amount of $67.3 million and $73.4 million as of December 31, 1999 and 1998, respectively.

     Videopole
     Videopole's financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Videopole. During the years ended December 31, 1998 and 1997, the Company recorded its equity share of Videopole's operating results calculated in accordance with U.S. GAAP. In 1999, the Company no longer accounted for its investment in Videopole under the equity method (see Note 3).

     Radius
     In January 1997, the Company, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with a subsidiary of Comcast for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of cable customers of the Company and Comcast in the designated market area at the beginning of the year. For 1999, 1998 and 1997, the Company's partnership interest was 70%, 71% and 72%, respectively. The partners have equal representation on the Executive Committee. Lenfest Advertising, Inc. d/b/a Radius Communications ("Radius"), a wholly owned subsidiary of the Company, has been the managing partner of the partnership since inception. In addition to its management activities, Radius continues to provide local cable advertising sales and insertion for the Company and sixteen other cable television system operators.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)

     Summarized financial information for the Company's equity method investees for the years ended December 31, 1999, 1998 and 1997, is as follows (dollars in thousands).

                                                        Garden
                                                         State           Other        Combined
                                                         -----           -----        --------
Year Ended December 31, 1999:

   Combined Results of Operations
     Revenues, net.................................     $122,174        $105,124       $227,298
     Operating, selling, general and
       administrative expenses.....................       54,944          71,267        126,211
     Depreciation and amortization.................       29,703          20,650         50,353
     Operating income..............................       37,527          13,207         50,734
     Net income (loss) (a).........................       18,870            (338)        18,532

   Company's Equity in Net Income (Loss)
     Equity in current period net income (loss)....      $13,463         ($2,044)       $11,419
     Amortization expense..........................       (1,178)         (2,758)        (3,936)
                                                     -----------     -----------    -----------
       Total equity in net income (loss)...........      $12,285         ($4,802)        $7,483
                                                     ===========     ===========    ===========

Year Ended December 31, 1998:

   Combined Results of Operations
     Revenues, net.................................     $114,129        $154,861       $268,990
     Operating, selling, general and
       administrative expenses.....................       53,482         107,436        160,918
     Depreciation and amortization.................       30,042          35,091         65,133
     Operating income..............................       30,605          12,334         42,939
     Net income (loss) (a).........................        8,814         (10,512)        (1,698)

   Company's Equity in Net Income (Loss)
     Equity in current period net income (loss)....       $7,830         ($6,741)        $1,089
     Amortization expense..........................       (1,178)         (3,775)        (4,953)
                                                     -----------     -----------    -----------
       Total equity in net income (loss)...........       $6,652        ($10,516)       ($3,864)
                                                     ===========     ===========    ===========

                                                        Garden
                                                         State           Other        Combined
                                                         -----           -----        --------
Year Ended December 31, 1997:

   Combined Results of Operations
     Revenues, net.................................     $109,126        $156,405       $265,531
     Operating, selling, general and
       administrative expenses.....................       52,450         120,782        173,232
     Depreciation and amortization.................       44,698          32,357         77,055
     Operating income..............................       11,978           3,266         15,244
     Net loss (a)..................................      (10,809)         (5,453)       (16,262)

   Company's Equity in Net Income (Loss)
     Equity in current period net loss.............      ($2,162)          ($219)       ($2,381)
     Amortization expense..........................       (1,178)         (3,775)        (4,953)
                                                     -----------     -----------    -----------
       Total equity in net loss....................      ($3,340)        ($3,994)       ($7,334)
                                                     ===========     ===========    ===========

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


                                                                         Garden
Combined Financial Position                              State            Other          Total
---------------------------                              -----            -----          -----
As of December 31, 1999:
   Current assets..................................      $14,278         $21,545        $35,823
   Noncurrent assets...............................      163,161         179,021        342,182
   Current liabilities.............................       28,424          27,666         56,090
   Noncurrent liabilities..........................      328,911         156,655        485,566

As of December 31, 1998:
   Current assets..................................      $15,064         $36,547        $51,611
   Noncurrent assets...............................      136,528         296,054        432,582
   Current liabilities.............................       16,151          43,961         60,112
   Noncurrent liabilities..........................      319,703         337,995        657,698

---------
(a)  Net  loss  also   represents  loss  from   continuing   operations   before
     extraordinary   items  and  cumulative  effect  of  changes  in  accounting principles.

     The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $31.1 million as of December 31, 1999. Such excess is being amortized to equity in net income or loss, primarily over a period of 15 years, which is consistent with the estimated lives of the underlying assets.

     Fair Value Method
     All of the Company's marketable securities are considered to be available for sale. Net realized gains from the sales of marketable securities of $11.8 million, $3.8 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, are included in other income in the Company's consolidated statement of operations. The specific identification method is used to determine the cost of each security at the time of sale.

     Liberty Digital, Inc.
     The Company, through its subsidiaries, StarNet, Inc. ("StarNet"), StarNet Interactive Entertainment, Inc. and Suburban owned a total of 7.1 million shares of The Box Worldwide, Inc. ("The Box"). The Company previously accounted for its investment in The Box under the equity method. In December 1997, The Box merged with a subsidiary of TCI Music, Inc. ("TCI Music") and the Company's shares of The Box were converted into rights to receive 501,290 shares of TCI Music preferred stock. In September 1999, TCI Music changed its name to Liberty Digital, Inc. ("Liberty Digital"). The Company's investment in Liberty Digital is accounted for as an available for sale security and is included in marketable securities in the Company's consolidated balance sheet. The Company's cost basis in Liberty Digital is approximately $11.3 million. The fair value of the Company's investment in Liberty Digital as of December 31, 1999 and 1998 was approximately $111.7 million and $7.4 million, respectively.

     Adelphia Business Solutions, Inc.
     In February 1998, the Company's wholly owned subsidiary, Lenfest Telephony, Inc., exchanged its 50% general partnership interest in Hyperion Telecommunications of Harrisburg ("HTH") for a warrant to acquire 731,624 shares (the effective number of shares after a stock split) or approximately 2% of the Class A Common Stock of Hyperion Telecommunications, Inc. ("Hyperion"), the other 50% general partner in HTH. The value of the warrant was estimated to be $11.7 million, based on the initial public offering of the Class A Common Stock of Hyperion in May 1998. The warrant was exercised in May 1998 and the Company recognized a gain of $11.5 million, representing the excess of the fair value of the partnership interest over its book value, to other income in its consolidated statement of operations. In October 1999, Hyperion changed its name to Adelphia Business Solutions, Inc. ("Adelphia"). The fair value of the Company's investment in Adelphia as of December 31, 1999 and 1998 was approximately $35.1 million and $11.1 million, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     Cost Method
     It is not practicable to estimate the fair value of the Company's investments in privately held companies, accounted for under the cost method, due to a lack of quoted market prices and excessive costs involved in determining such fair value.

5.     NOTES PAYABLE

                                                                                  1999            1998
                                                                               -----------     -----------
                                                                                 (Dollars in thousands)
Bank credit facility.......................................................       $205,000         $15,000
8-3/8% Senior notes, due 2005..............................................        689,611         688,284
7-5/8% Senior notes, due 2008..............................................        148,506         148,377
10-1/2% Senior subordinated notes, due 2006................................        294,794         294,259
8-1/4% Senior subordinated notes, due 2008.................................        148,359         148,221
Obligations under capital leases and other.................................          5,282           2,412
                                                                                ----------      ----------
                                                                                $1,491,552      $1,296,553
                                                                                ==========      ==========

     Scheduled maturities of notes payable and obligations under capital leases as of December 31, 1999 for the five years after 1999 are as follows (dollars in thousands):


          2000.............................................    $1,188
          2001 ............................................       834
          2002 ............................................       298
          2003 ............................................       319
          2004.............................................    61,342

     Bank Credit Facility
     During the three months ended March 31, 2000, the Company repaid the remaining outstanding balance using proceeds from an advance from Comcast and terminated the bank credit facility. In connection with the repayment and termination of the bank credit facility, the Company expensed unamortized debt issues costs of $1.5 million, which resulted in an extraordinary loss, net of tax, of $0.9 million.

     Senior Notes and Senior Subordinated Notes
     Interest on the 8-3/8% Senior Notes, due 2005 and the 7-5/8% Senior Notes, due 2008 (together, the "Senior Notes") is payable semiannually. The 8-3/8% Senior Notes are redeemable only upon maturity on November 1, 2005. The 7-5/8% Senior Notes are redeemable only upon maturity on February 15, 2008. The Senior Notes are unsecured and unsubordinated obligations of the Company and rank pari passu with all other unsecured and unsubordinated indebtedness and other obligations of the Company. The Senior Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables.

     Interest on the 8-1/4% Senior Subordinated Notes, due 2008 and the 10-1/2% Senior Subordinated Notes, due 2006 (together, the "Senior Subordinated Notes") is payable semiannually. The 8-1/4% Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company beginning February 15, 2003. The 10-1/2% Senior Subordinated Notes are redeemable only upon maturity on June 15, 2006. The Senior Subordinated Notes are general unsecured obligations of the Company subordinated in right of payment to all present and future senior indebtedness of the Company.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     The indentures for the Senior Notes and Senior Subordinated Notes, among other things, contains restrictions (with certain exceptions) on the ability of the Company and its Restricted Subsidiaries (as defined) to: (i) make dividend payments or other restricted payments; (ii) create liens or enter into sale and leaseback transactions; and (iii) enter into mergers, consolidations, or sales of all or substantially all of their assets.

     Redemption of Debt
     In connection with the refinancing, redemption and optional repayment of certain indebtedness, the Company expensed unamortized debt issue costs and incurred debt extinguishment costs of $11.4 million, resulting in extraordinary losses, net of tax, of $7.4 million during the year ended December 31, 1998.

     Interest Rates
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Prime rate to prime plus 0.5%
         Federal Funds rate plus 0.5% to 1.0%; and LIBOR plus 0.625% to 1.50%

     As of December 31, 1999 and 1998, the Company's effective weighted average interest rate on its notes payable outstanding was 8.52% and 8.74%, respectively.

     Interest Rate Risk Management
     The Company is exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

     The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

     The following table summarizes the terms of the Company's existing Swaps as of December 31, 1999 (dollars in millions):

                                                         Notional                         Average       Estimated
                                                          Amount      Maturities       Interest Rate   Fair Value
                                                          ------      ----------       -------------   ----------
     Fixed to Variable Swaps.........................       $150.0       2008              7.9%          ($6.4)

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

     On October 31, 1997, the Company terminated four interest rate swap agreements and received $8.8 million in consideration of early termination. The Company has recorded the gain as deferred gain on terminated interest swaps on its consolidated balance sheet and is amortizing the gain as a reduction to interest expense through June 15, 2006, which is the maturity date of the fixed rate debt obligation.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     Estimated Fair Value
     The Company's notes payable had estimated fair values of $1.560 billion and $1.432 billion as of December 31, 1999 and 1998, respectively. The estimated fair value of the Company's publicly traded debt is based on the quoted market price for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     The loan agreements associated with the bank credit facility contain restrictive covenants which, among other things, limit the Company's ability to enter into arrangements for the acquisition or disposition of property and equipment, investments, mergers and the incurrence of additional debt. Certain of these agreements require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments, payment of management fees and advances of funds to affiliated entities and the Company. In addition, the stock of certain subsidiary companies is pledged as collateral for unused irrevocable standby letters of credit on behalf of affiliates.

     Lines and Letters of Credit
     As of December 31, 1999, amounts available under the Company's bank credit facility totaled $95.0 million.

6.   RELATED PARTY TRANSACTIONS

     Garden State
     Under a consulting agreement, the Company advises Garden State on various operational and financial matters for a consulting fee of 3% of Garden State's gross revenues. Garden State also obtains its cable television programming from Satellite Services, Inc. ("SSI"), an affiliate of AT&T, through the Company. The programming services are at a rate which is not more than Garden State could obtain independently. For the years ended December 31, 1999, 1998 and 1997, the total programming obtained by Garden State through the Company was approximately $19.1 million, $17.9 million and $14.7 million, respectively.

     Satellite Services, Inc.
     The Company is party to an agreement whereby SSI provides certain cable television programming to the Company and its unconsolidated cable television affiliates with programming services at a rate which is not more than the Company could obtain independently. For the years ended December 31, 1999, 1998 and 1997, the Company incurred programming expenses of $82.1 million, $70.5 million and $62.9 million, respectively, under this agreement.

     StarNet
     The Company, through its subsidiaries, StarNet and StarNet Development, Inc., generates revenue from cross channel tune-in promotional services for cable television and equipment sales to affiliates of AT&T. For the years ended December 31, 1999, 1998 and 1997, the Company has generated revenues of $0.5 million, $0.9 million and $1.9 million, respectively, from affiliates of AT&T.

     H.F. Lenfest
     Subsidiaries of the Company had entered into three leases for office and warehouse space from H.F. Lenfest, who, together with members of his family, is the owner of 50% of the Company's common stock as of December 31, 1999, and his wife. The leases were classified as capital leases. The Company made total payments to H.F. Lenfest and his wife for buildings under capitalized leases of $0.4 million and $0.6 million in 1998 and 1997, respectively. In September 1998, the Company purchased the three properties from H.F. Lenfest and his wife for an aggregate price of approximately $6.0 million. The purchase price for each of the properties was determined as a result of an independent appraisal.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     TelVue Corporation
     The Company incurred pay-per-view order placement fees to TelVue Corporation, an affiliate of H.F. Lenfest, of $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

7.   INCOME TAXES

     Income tax benefit consists of the following components (dollars in thousands):

                                                           Year Ended December 31,
                                                       1999         1998         1997
                                                     ---------    ---------    ---------
Current
     Federal                                           $13,043    $              $15,013
     State                                                           (1,315)        (265)
                                                     ---------    ---------    ---------
                                                        13,043       (1,315)      14,748
                                                     ---------    ---------    ---------
Deferred
     Federal                                             2,777        4,281       21,945
     State                                                 680          174         (514)
                                                     ---------    ---------    ---------
                                                         3,457        4,455       21,431
                                                     ---------    ---------    ---------

                                                       $16,500       $3,140      $36,179
                                                     =========    =========    =========

     The current tax benefit from continuing operations for 1999 and 1997 represents tax savings resulting from utilization of current losses to eliminate the tax expense incurred related to the current income and gain from discontinued operations.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)


     The categories of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                 Federal                    State
                                                          ----------------------    ----------------------
                                                            1999         1998          1999        1998
                                                          ---------    ---------    ----------   ---------
                                                                       (Dollars in thousands)
Deferred Tax Assets:
     Allowance for doubtful accounts....................     $1,615       $1,143          $478        $338
     Net operating loss carryforward....................    139,697      152,382
     Investments in affiliates, principally
       due to differences in taxable income.............                   7,091                       556
     Investments and other tax credits..................        510          871           249         249
     Valuation allowance................................    (46,977)     (46,977)
                                                          ---------    ---------    ----------   ---------
                                                             94,845      114,510           727       1,143
                                                          =========    =========    ==========   =========

Deferred Tax Liabilities:
     Property and equipment, principally
       due to differences in depreciation...............    (24,751)     (22,628)       (7,606)     (6,953)
     Property and equipment and intangible
       assets arising from purchase
       accounting adjustments...........................    (37,498)     (11,456)       (3,207)     (3,596)
     Investments in affiliates..........................     (1,763)
     Unrealized gain on marketable securities...........    (44,047)         (55)
                                                          ---------    ---------    ----------   ---------
                                                           (108,059)     (34,139)      (10,813)    (10,549)
                                                          ---------    ---------    ----------   ---------

              Net deferred tax asset (liability)........   ($13,214)     $80,371      ($10,086)    ($9,406)
                                                          =========    =========    ==========   =========

     The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items:

                                                                             Year Ended December 31,
                                                                         1999          1998        1997
                                                                       ---------     ---------   ---------
                                                                             (Dollars in thousands)
Federal income tax benefit at statutory rates.....................       $17,794       $17,296     $35,265
Nondeductible amortization of goodwill and
     other intangibles............................................          (949)         (949)       (949)
Increase in valuation allowance...................................                     (15,838)
Provision for state income taxes, net of
     Federal income tax benefit...................................           442          (741)       (506)
Other.............................................................          (787)        3,372       2,369
                                                                       ---------     ---------   ---------
                                                                         $16,500        $3,140     $36,179
                                                                       =========     =========   =========

     The Company has a net operating loss carryforward of approximately $370 million on a tax reporting basis which expire primarily in periods through 2018.

8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $117.9 million, $112.7 million and $120.6 million in 1999, 1998 and 1997, respectively.

LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Concluded)

     The Company made cash payments for income taxes of $0.2 million and $1.5 million in 1999 and 1997, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     Commitments
     Minimum annual rental commitments for office space and equipment under non-cancelable operating leases are as follows (dollars in thousands):



                  2000.....................................    $3,680
                  2001.....................................     2,348
                  2002.....................................       873
                  2003.....................................       843
                  2004.....................................       616

     Pole rentals have been excluded from the above schedule as they are generally cancelable after an initial period by either party upon notice.

     Rental expense (including pole rentals) of $9.0 million, $8.5 million and $8.1 million has been charged to operations in 1999, 1998 and 1997, respectively.

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     On January 20, 1995, an individual (the "Plaintiff") filed suit in the Federal Court of Australia, New South Wales District Registry against the Company and several other entities and individuals (the "Defendants") including H.F. Lenfest, involved in the acquisition of a company of which the Plaintiff was the controlling shareholder, the assets of which included the right to acquire Satellite License B from the Australian government. The Plaintiff alleged that the Defendants defrauded him by making certain representations to him in connection with the acquisition of his company and claims total damages of A$718 million (approximately U.S. $440 million as of December 31, 1998). The Plaintiff also alleged that Australis and H.F. Lenfest owed to him a fiduciary duty and that both parties breached this duty. The Defendants have denied all claims made against them by the Plaintiff and stated their belief that the Plaintiff's allegations are without merit. The trial in this action began on February 2, 1998 and ended on September 30, 1998. In December 1999, the Plaintiff's case was dismissed by order of the court.

     LCI Holdings reached a tentative agreement with a state regulatory agency to certain resolve outstanding rate disputes. The Company has established reserves during the fourth quarter of 1999 to satisfy potential liabilities arising from this proposed settlement.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The   following   consolidated   financial   statements   of   Lenfest
          Communications, Inc. are included in Part II, Item 8:

          Report of Independent Certified Public Accountants................16
          Consolidated Balance Sheet - December 31, 1999 and 1998...........17
          Consolidated Statement of Operations -
              Years Ended December 31, 1999, 1998 and 1997..................18
          Consolidated Statement of Cash Flows -
              Years Ended December 31, 1999, 1998 and 1997..................19
          Consolidated Statement of Changes in Stockholders' Deficiency -
              Years Ended December 31, 1999, 1998 and 1997..................20
          Notes to Consolidated Financial Statements........................21

     (b) (i) The following Independent Certified Public Accountants' Report on Schedule and Financial Statement Schedule are included in Part
               IV:

               Report of Independent Certified Public Accountants on Schedule
               Schedule II -- Valuation and Qualifying Accounts

     (c)  Report on Form 8-K

          (i)  Lenfest  Communications  filed a Current Report on Form 8-K under
               Item 5 on December 3, 1999 relating to the definitive merger agreement among Comcast Corporation, Lenfest Communications, Inc., and Comcast LCI Holdings, Inc. and the Lenfest Stockholders named therein.

     (d)  Exhibits required to be filed by Item 601 of Regulation S-K:


     2.1 Amended and Restated Asset Exchange Agreement, dated September 8, 1995, between LenComm, Inc. and Lenfest West, Inc. and Heritage Cablevision of Delaware, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     2.2 Asset Purchase Agreement, dated as of May 9, 1995, by and between TCI Communications Inc. and Sammons Communications of New Jersey, Inc., Oxford Valley Cablevision, Inc., Sammons Communications of Pennsylvania, Inc., NTV Realty, Inc., Capital Telecommunications, Inc. and AC Communications, Inc. (confidential portions have been omitted pursuant to Rule 406 and filed separately with the Commission) (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8,
            1995).

     2.3 Assignment and Assumption Agreement, dated as of June 1, 1995, among TCI Communications, Inc., TKR Cable Company and the Company (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     2.4 Asset Purchase Agreement, dated as of September 7, 1995, by and between Lenfest Atlantic, Inc. and Tri-County Cable Television Company (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     2.5 Letter Agreement, dated July 13, 1995, between Suburban Cable TV Co., Inc., and Service Electric Cable TV, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     2.6 Letter Agreement, dated August 11, 1995, between Suburban Cable TV Co., Inc., and Service Electric Cablevision, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     2.7 Assignment and Assumption Agreement, dated as of February 16, 1996, by and between Heritage Cablevision of Delaware, Inc. and Lenfest New Castle County, a Delaware general partnership (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 8-K, dated February 26, 1996).

     2.8 Bill of Sale, Assignment and Assumption and Release, dated as of February 16, 1996, by and among Lenfest New Castle County, Heritage Cablevision of Delaware, Inc. and The World Company (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 8-K, dated February 26, 1996).

     2.9 Asset Purchase Agreement, dated March 28, 1996, between Cable TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1995).

     2.10 Stock Purchase Agreement, dated as of January 25, 1999 by and between each of the stockholders of Raystay Co. and Lenfest Raystay Holdings, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-Q, for the quarter ended September 30,
            1999).

     3.1    Certificate of Incorporation of Comcast LCI Holdings, Inc.

     3.2    Bylaws of Comcast LCI Holdings, Inc.

     4.1 Form of $700,000,000 8 3/8% Senior Note due 2005 (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     4.2 Indenture between Lenfest Communications, Inc. and The Bank of New York, dated as of November 1, 1995 (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-Q, for the quarter ended September 30, 1995).

     4.3 Indenture, dated as of June 15, 1996, between Lenfest Communications, Inc. and The Bank of New York (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996).

     4.4 Form of Certificated Note, dated June 27, 1996, between Lenfest Communications, Inc. and Salomon Brothers Inc. (in accordance with
            Item 601 of Regulation S-K similar notes between Lenfest Communications, Inc. and Salomon Brothers Inc. have not been filed because they are identical in all material respects to the filed exhibit) (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-4, No. 333-09631, date August 6, 1996).

     4.5 Form of 10 1/2% Senior Subordinated Note, dated June 27, 1996, in the principal sum of $296,700,000 (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996).

     4.6 Registration Agreement, dated as of June 20, 1996, between Lenfest Communications, Inc. and Salomon Brothers Inc., Toronto Dominion Securities (USA) Inc., CIBC Wood Gundy Securities Corp. and NationsBanc Capital Markets, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-4, No. 333-09631, dated August 6, 1996).

     4.7    Registration  Agreement,  dated  January 30, 1998,  between  Lenfest
            Communications, Inc., Salomon Brothers Inc. and NationsBanc Montgomery Securities LLC (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1997).

     4.8    Indenture,   dated  as  of   February  5,  1998,   between   Lenfest
            Communications, Inc. and The Bank of New

            York relating to the $150,000,000 7 5/8% Senior Notes due 2008 (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1997).

     4.9 Form of $150,000,000 7 5/8% Senior Notes due 2008 (in accordance with Item 601 of Regulation S-K similar notes between the same parties, which reference CUSIP No. 526055 AF 5 and CUSIP No. U52547 AA 1 have not been filed because they are identical in all material respects to the filed exhibit)(incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1997).

     4.10 Indenture, dated as of February 5, 1998, between Lenfest Communications, Inc. and The Bank of New York relating to the $150,000,000 8 1/4% Senior Subordinated Notes due 2008 (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1997).

     4.11 Form of $150,000,000 8 1/4% Senior Subordinated Notes due 2008 (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, dated March 27, 1998, for the year ended December 31,
            1997) (in accordance with Item 601 of Regulation S-K similar notes between the same parties which reference CUSIP No. U52547 AB 9 and CUSIP No. 526055 AH 1 have not been filed because they are identical in all material respects to the filed exhibit.)

     10.1 Programming Supply Agreement, effective as of September 30, 1986, between Satellite Services, Inc. and Lenfest Communications, Inc. (confidential portions have been omitted pursuant to Rule 406 and filed separately with the Commission) (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.2 Supplemental Agreement, dated December 15, 1981, by and between TCI Growth, Inc., H.F. Lenfest, Marguerite Lenfest and Lenfest Communications, Inc. and Joinder Agreement executed by LMC Lenfest, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.3 Amendment to Supplemental Agreement, dated May 4, 1984 between Lenfest Communications, Inc. and TCI Growth, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.4 Agreement, dated July 1, 1990, between H.F. Lenfest, Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation, Tele-Communications, Inc. and Liberty Media Corporation (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8,
            1995).

     10.5 Agreement and Consent, dated as of November 1, 1990, by and among TCI Development Corporation, TCI Holdings, Inc., TCI Liberty, Inc., Liberty Cable, Inc., H.F. Lenfest, Marguerite B. Lenfest, H. Chase Lenfest, Brook J. Lenfest, Diane A. Lenfest and Lenfest
            Communications, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.6 Letter Agreement, dated as of December 18, 1991, among Liberty Media Corporation, Lenfest Communications, Inc., Marguerite B. Lenfest, Diane A. Lenfest, H. Chase Lenfest, Brook J. Lenfest and the Lenfest Foundation (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8,
            1995).

     10.7   Irrevocable Proxies of H. Chase Lenfest,  Diane A. Lenfest and Brook
            J. Lenfest, each dated March 30, 1990 (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.8 Partnership Agreement of L-TCI Associates, dated April 1993, between Lenfest International, Inc. and UA-France, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.9 Stock Pledge Agreement, dated May 28, 1993, between Lenfest York, Inc. and CoreStates Bank, N.A., as Collateral Agent (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.11 Pledge Agreement, dated July 29, 1994, between Lenfest Raystay Holdings, Inc. and Farmers Trust Company as Collateral Agent (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.12 Agreement, dated September 30, 1986, between Lenfest Communications, Inc. and Tele- Communications, Inc. (confidential portions have been omitted pursuant to Rule 406 and filed separately with the Commission) (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8,
            1995).

     10.13 Agreement for the Sale of Advertising on Cable Television Stations, dated as of November 25, 1991 between Suburban Cable TV Co. Inc. and Cable AdNet Partners (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-1, No. 33-96804, declared effective by the Securities and Exchange Commission on November 8, 1995).

     10.14 Agreement, dated as of February 29, 1996, in favor of Lenfest Communications, Inc. by H.F. Lenfest (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1995).

     10.15 Sublease Agreement, dated March 21, 1996, between Suburban Cable TV Co. Inc. and Surgical Laser Technologies, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1995).

     10.16  Letter,  dated  March  6,  1997,  from  H.  F.  Lenfest  to  Lenfest
            Communications, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1996).

     10.17 Agreements, dated as of June 5, 1997, between H. F. Lenfest and Lenfest Jersey, Inc., Lenfest York, Inc., Lenfest Raystay, Inc. and Lenfest MCN, Inc. (formerly, MicroNet, Inc.) (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-Q, for the quarter ended June 30, 1997).

     10.18  Letter, dated March 26, 1998 (effective September 30, 1997), from H.
            F. Lenfest to Lenfest Communications, Inc. (incorporated by reference to Lenfest Communications, Inc.'s Report on Form 10-K, for the year ended December 31, 1997).

     10.19 Amended and Restated Loan Agreement, dated as August 4, 1998, among Lenfest Communications, Inc., a certain Lead Arranger, certain
            Arranging Agents, a certain Documentation Agent, a certain Syndication Agent, the Lenders, and a certain Administrative Agent (incorporated by reference to Lenfest Communications, Inc.'s Registration Statement on Form S-4, as amended, No. 333-51589, dated May 1, 1998).

     10.20 Stock Pledge Agreement, dated May 12, 1999, between Lenfest York Inc. and First Union National Bank, N.A. as agent (incorporated by reference to Lenfest Communications, Inc.'s Quarterly Report on Form 10-Q, for the quarter ended September 30, 1999).

     27.    Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 29, 2000.


                                           Comcast LCI Holdings, Inc.


                                           By: /s/ Brian L. Roberts
                                               ---------------------------------
                                               Brian L. Roberts
                                               President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                            Title                           Date
---------                            -----                           ----


/s/ Ralph J. Roberts      Chairman; Director                      March 29, 2000
----------------------
Ralph J. Roberts

/s/ Brian L. Roberts      President; Director (Principal          March 29, 2000
----------------------    Executive Officer)
Brian L. Roberts

/s/ Lawrence S. Smith     Executive Vice President; Director      March 29, 2000
----------------------
Lawrence S. Smith

/s/ Stanley L. Wang       Executive Vice President; Secretary;    March 29, 2000
----------------------    Director
Stanley L. Wang

/s/ John R. Alchin        Executive Vice President; Treasurer     March 29, 2000
----------------------    (Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva     Senior Vice President                   March 29, 2000
----------------------    (Principal Accounting Officer)
Lawrence J. Salva

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





To the Board of Directors and Stockholders
Lenfest Communications, Inc.



We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Lenfest Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficiency and of cash flows for each of the years in the three-year period ended December 31, 1999, and have issued our report thereon dated March 27, 2000, which is included in the December 31, 1999, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Pressman Ciocca Smith LLP
Hatboro, Pennsylvania
March 27, 2000

                  LENFEST COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In thousands)


                                                                   Additions
                                                     Balance at   Charged to   Deductions     Balance
                                                      Beginning    Costs and      from        at End
                                                       of Year     Expenses   Reserves (A)    of Year
                                                       -------     --------   ------------    -------

Allowance for Doubtful Accounts

   1999.....................................            $3,603      $11,367       $9,879       $5,091

   1998.....................................             2,923        6,424        5,744        3,603

   1997.....................................             1,985        9,715        8,777        2,923



(A) Uncollectible accounts written off.