Form 10-Q
period 2000-03-31
COMCAST LCI HOLDINGS INC
filed 2000-05-16
CIK 1000450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 33-96804

                           COMCAST LCI HOLDINGS, INC.
                   (SUCCESSOR TO LENFEST COMMUNICATIONS, INC.)
               (Exact name of registrant as specified in charter)

         DELAWARE                                                51-0394453
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           1201 Market Street, Suite 2201, Wilmington, Delaware 19801
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                                        (Zip Code)

Registrant's telephone number, including area code:  (302) 594-8700
                                                --------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X                                            No
            -----                                             -----

                           --------------------------

As of March 31, 2000, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I  FINANCIAL INFORMATION

        ITEM 1 Financial Statements

               Condensed Consolidated Balance Sheet as of
               March 31, 2000 and December 31, 1999 (Unaudited)................2

               Condensed Consolidated Statement of Operations for the
               Three Months Ended March 31, 2000 and 1999 (Unaudited)..........3

               Condensed Consolidated Statement of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999 (Unaudited)..........4

               Condensed Consolidated Statement of Stockholders' Equity (Deficiency) for the Three Months Ended March 31, 2000
               (Unaudited).....................................................5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)................................................6 - 10

        ITEM 2 Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................11 - 12

PART II OTHER INFORMATION

        ITEM 1 Legal Proceedings..............................................13

        ITEM 6 Exhibits and Reports on Form 8-K...............................13

        SIGNATURE.............................................................14
                       -----------------------------------

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "LCI Holdings," the "Company," "we," "us" and "our" refer to Comcast LCI Holdings, Inc. and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     We have in the past acquired and we may be acquiring cable communications systems in new communities in which we do not have established relationships with the franchising authority, community leaders and cable subscribers. Further, a substantial number of new employees may be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

     In addition, the cable communications industry may be affected by, among other things:

     o    changes in laws and regulations,
     o    changes in the competitive environment,
     o    changes in technology,
     o    franchise related matters,
     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and
     o    general economic conditions.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                   (Predecessor
                                                                                                   Corporation)
                                                                                    March 31,      December 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                              (Dollars in thousands, except share data)
ASSETS

Cash and cash equivalents.......................................................        $11,593        $144,985
Marketable securities...........................................................         24,228         159,003
Accounts receivable, less allowance for doubtful
   accounts of $7,159 and $5,091................................................         41,179          30,902
Prepaid expenses................................................................          6,850           2,992
Property and equipment, net of accumulated depreciation of $29,917
   and $530,587.................................................................      1,214,768         565,671
Investments, principally in affiliates, and related receivables.................        656,702          36,371
Goodwill, net of accumulated amortization of $25,745 and $36,946................      2,033,860          97,458
Deferred franchise costs, net of accumulated amortization of $115,804
   and $271,113.................................................................      5,389,733         487,927
Other intangible assets, net of accumulated amortization of $4,373 and $14,768..        205,946          18,863
Other assets....................................................................                            514
                                                                                   ------------    ------------
                                                                                     $9,584,859      $1,544,686
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Notes payable and obligations under capital leases..............................     $1,336,812      $1,491,552
Accounts payable and accrued expenses - unrelated parties.......................        122,462         112,714
Accounts payable and accrued expenses - related parties.........................         96,242          26,127
Notes payable - related party...................................................         79,501
Customer prepayments and deposits...............................................          7,311           7,460
Deferred gain on terminated interest swaps......................................                          5,911
Deferred tax liability, net.....................................................      1,997,939          23,300
Investment in Garden State Cablevision, L.P.....................................                         67,334
                                                                                   ------------    ------------
                                                                                      3,640,267       1,734,398
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $1 par value, authorized and issued, 100 and zero shares.......
   Common stock, $.01 par value - authorized and issued, zero and 158,896 shares                              2
   Additional capital...........................................................      6,077,230          51,561
   Accumulated deficit..........................................................       (120,876)       (323,077)
   Accumulated other comprehensive (loss) income................................        (11,762)         81,802
                                                                                   ------------    ------------
       Total stockholders' equity (deficiency)..................................      5,944,592        (189,712)
                                                                                   ------------    ------------
                                                                                     $9,584,859      $1,544,686
                                                                                   ============    ============


See notes to condensed consolidated financial statements.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                   (Predecessor
                                                                                                   Corporation)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        2000           1999
                                                                                     ----------     ----------
                                                                                      (Dollars in thousands)

REVENUES...........................................................................    $132,286       $125,826
                                                                                     ----------     ----------

OPERATING EXPENSES
   Service.........................................................................      14,338         11,381
   Programming.....................................................................      33,048         30,442
   Selling, general and administrative.............................................      37,676         27,400
   Direct costs - non-cable........................................................       4,912          5,036
   Depreciation....................................................................      29,917         23,065
   Amortization....................................................................     145,922         11,991
                                                                                     ----------     ----------
                                                                                        265,813        109,315
                                                                                     ----------     ----------

OPERATING (LOSS) INCOME............................................................    (133,527)        16,511

OTHER (INCOME) EXPENSE
   Interest expense................................................................      30,539         29,458
   Interest income on notes receivable from affiliates.............................        (419)
   Equity in net loss (income) of affiliates.......................................       4,874         (2,270)
   Other expense...................................................................       2,083          1,259
                                                                                     ----------     ----------
                                                                                         37,077         28,447
                                                                                     ----------     ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
   TAX AND EXTRAORDINARY ITEMS.....................................................    (170,604)       (11,936)

INCOME TAX BENEFIT.................................................................     (50,701)
                                                                                     ----------     ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS.............................................................    (119,903)       (11,936)

LOSS FROM DISCONTINUED OPERATIONS..................................................                      1,388
                                                                                     ----------     ----------

LOSS BEFORE EXTRAORDINARY ITEMS....................................................    (119,903)       (13,324)

EXTRAORDINARY ITEMS, net of income tax benefit of $523 in 2000.....................         973
                                                                                     ----------     ----------

NET LOSS...........................................................................   ($120,876)      ($13,324)
                                                                                     ==========     ==========

See notes to condensed consolidated financial statements.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                     (Predecessor
                                                                                                     Corporation)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                          2000           1999
                                                                                       ----------      --------
                                                                                        (Dollars in thousands)
OPERATING ACTIVITIES
   Net loss.........................................................................    ($120,876)     ($13,324)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
     Depreciation and amortization..................................................      175,839        35,056
     Non-cash interest (income) expense, net........................................         (574)          386
     Equity in net loss (income) of affiliates......................................        4,874        (2,270)
     Losses on sales of investments, net............................................        2,257
     Loss from discontinued operations..............................................                      1,388
     Extraordinary items............................................................          973
     Deferred income taxes and other................................................      (50,701)       2,454
                                                                                       ----------      --------
                                                                                           11,792        23,690
     Changes in working capital.....................................................     (276,680)          340
                                                                                       ----------      --------

       Net cash (used in) provided by operating activities from continuing operations    (264,888)       24,030
                                                                                       ----------      --------

FINANCING ACTIVITIES
   Proceeds from borrowings.........................................................       55,000        15,479
   Retirements and repayments of notes payable and obligations under capital leases.     (260,284)         (515)
   Net transactions with affiliates.................................................      174,743         2,008
                                                                                       ----------      --------

       Net cash (used in) provided by financing activities from continuing operations     (30,541)       16,972
                                                                                       ----------      --------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...............................................       (2,071)
   Proceeds from sales of marketable securities.....................................      134,775
   Investments......................................................................                       (850)
   Proceeds from sales of investments...............................................       72,440
   Capital expenditures.............................................................      (42,128)      (32,863)
   Additions to deferred charges....................................................         (979)         (196)
                                                                                       ----------      --------

       Net cash provided by (used in) investing activities from continuing operations     162,037       (33,909)
                                                                                       ----------      --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS -
   CONTINUING OPERATIONS............................................................     (133,392)        7,093

CASH AND CASH EQUIVALENTS, beginning of period......................................      144,985         9,802
                                                                                       ----------      --------

CASH AND CASH EQUIVALENTS, end of period............................................      $11,593       $16,895
                                                                                       ==========      ========

See notes to condensed consolidated financial statements.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)


                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                  Common    Additional  Accumulated    Income
                                                   Stock     Capital      Deficit      (Loss)        Total
                                                ---------- ------------ ----------- ------------- ------------
                                                                    (Amounts in thousands)

Predecessor Corporation

   Balance at January 1, 2000...................        $2      $51,561   ($323,077)      $81,802    ($189,712)
                                                ========== ============ =========== ============= ============
The Company
   Balance at January 1, 2000................... $           $             $              $         $
   Capital contribution to Company..............              6,120,270                              6,120,270
   Distribution.................................                (43,040)                               (43,040)
   Comprehensive loss:
     Net loss...................................                           (120,876)
     Unrealized loss on marketable securities,
       net of deferred taxes of $6,333..........                                          (11,762)
   Total comprehensive loss.....................                                                      (132,638)
                                                ---------- ------------ ----------- ------------- ------------

   Balance at March 31, 2000.................... $           $6,077,230   ($120,876)     ($11,762)  $5,944,592
                                                ========== ============ =========== ============= ============


See notes to condensed consolidated financial statements.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1999 has been condensed from the audited consolidated balance sheet as of that date of Lenfest Communications, Inc. and subsidiaries ("Lenfest" or the "Predecessor Corporation"), the predecessor to Comcast LCI Holdings, Inc. and subsidiaries (the "Company") (see "Merger of Lenfest Communications, Inc." below). The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 2000 and 1999, and the condensed consolidated statement of stockholders' equity (deficiency) for the three months ended March 31, 2000 have been prepared by the Company and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Lenfest financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

     Merger of Lenfest Communications, Inc.
     In January 2000, Comcast Corporation ("Comcast") contributed  approximately
     121.4 million shares of its Class A Special Common Stock, subject to adjustment, with a value of $6.077 billion to the Company which the Company used to acquire the stock of Lenfest from AT&T Corp. ("AT&T") and Lenfest's other stockholders. Immediately upon closing of the acquisition, Lenfest was merged with and into the Company. As a result, the Company is the successor to Lenfest. The Company is a wholly owned subsidiary of Comcast.

     The acquisition of Lenfest was accounted for under the purchase method of accounting. The allocation of the purchase price is preliminary pending completion of a final appraisal. As the contribution of Comcast's Class A Special Common Stock from Comcast to the Company and the exchange of the Comcast Class A Special Common Stock by the Company for the Lenfest common stock were non-cash transactions, such transactions had no significant impact on the Company's condensed consolidated statement of cash flows during the three months ended March 31, 2000 (see Note 6). As part of the agreement to acquire Lenfest, the Company, through a series of transactions, distributed certain of its subsidiaries as additional merger consideration to: H.F. Lenfest, H. Chase Lenfest, Brook J. Lenfest, and Diane Lenfest Myer, prior stockholders of Lenfest, which had a book value of $43.0 million at December 31, 1999.

     Costs Related to Acquisition
     In connection with the Company's acquisition of Lenfest in January 2000, in order to facilitate an orderly change in control to the Company, Lenfest established retention and severance programs for its corporate and field office employees who were to be terminated due to the change in control. The programs provide for cash severance payments to employees that have been or will be terminated due to the change in control. Lenfest incurred expense relating to the severance of approximately 186 corporate and field office employees totaling $64.7 million, of which $62.1 million had been paid and $2.6 million was accrued at March 31, 2000. As the liabilities for such costs were assumed by the Company, such costs were included in deferred franchise costs in the Company's condensed consolidated balance sheet as of March 31, 2000.

     Sale of Videopole
     In August 1999, Lenfest sold all of the stock of Videopole. The results of operations of Videopole have been presented as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2000.

     Comprehensive Loss
     Total comprehensive loss for the three months ended March 31, 1999 was $15.0 million. Total comprehensive loss includes net loss and unrealized gains (losses) on marketable securities for the period presented.

3.   MARKETABLE SECURITIES AND INVESTMENTS, PRINCIPALLY IN AFFILIATES


                                                                                 March 31,      December 31,
                                                                                    2000            1999
                                                                                ------------     -----------
                                                                                   (Dollars in thousands)
     Equity method.....................................................             $646,347         $25,961
     Fair value method.................................................               24,228         159,003
     Cost method.......................................................               10,355          10,410
                                                                                ------------     -----------
          Total........................................................             $680,930        $195,374
                                                                                ============     ===========

     Equity Method
     The Company, through several subsidiaries, owns non-controlling interests in several general partnerships and corporations. Any subsidiary of the Company that is a general partner is liable, as a matter of partnership law, for all debts of such partnership. Losses in excess of amounts recorded as investments on the Company's condensed consolidated balance sheet have been offset against loans and advances to these affiliates to the extent they exist.

     Garden State Cablevision, L.P.
     The Company indirectly owns a 10% general partnership interest and a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State"), a cable company serving approximately 216,000 subscribers in southern New Jersey as of March 31, 2000. The Company is allocated a total of 50% of Garden State's income or losses. In addition, the Company is required to make up its partner capital deficits upon the termination or liquidation of the Garden State partnership. Because of the requirement to make up capital deficits, the Company's condensed consolidated balance sheet reflects equity in accumulated losses, net of related receivable, in excess of the investments in Garden State in the amount of $67.3 million as of December 31, 1999. Comcast indirectly owns the remaining 50% of Garden State.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Summarized financial information for Garden State for the three months ended March 31, 2000 and 1999 is as follows (dollars in thousands).


                                                                           Three Months Ended
                                                                               March 31,
                                                                            2000        1999
                                                                         ----------  ----------
   Results of Operations
     Revenues, net...................................................       $32,162     $30,038
     Operating, selling, general and administrative expenses.........        15,895      14,372
     Depreciation and amortization...................................         7,359       7,054
     Operating income................................................         8,908       8,612
     Net income......................................................         3,648       3,647


     Radius
     In January 1997, the Company, through its subsidiary, Lenfest Philadelphia Interconnect, Inc., entered into a partnership with a subsidiary of Comcast for the purpose of representing regional and national cable advertising sales in the Greater Philadelphia market. Under the agreement, the percentage interests of the partners is determined on the basis of the number of cable customers of the Company and Comcast in the designated market area at the beginning of the year. As of March 31, 2000 and December 31, 1999, the Company's partnership interest was 67% and 70%, respectively. The partners have equal representation on the Executive Committee. Lenfest Advertising, Inc. d/b/a Radius Communications ("Radius"), a wholly owned subsidiary of the Company, has been the managing partner of the partnership since inception. In addition to its management activities, Radius continues to provide local cable advertising sales and insertion for the Company and sixteen other cable television system operators.

     The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $603.2 million as of March 31, 2000. Such excess is being amortized to equity in net income or loss, primarily over a period of 20 years, which is consistent with the estimated lives of the underlying assets.

     Fair Value Method
     All of the Company's marketable securities are considered to be available for sale. Net realized losses/gains from the sales of marketable securities are included in other expense in the Company's condensed consolidated statement of operations. The specific identification method is used to determine the cost of each security at the time of sale.

     Liberty Digital, Inc.
     During the three months ended March 31, 2000, the Company sold approximately 0.6 million shares of its Liberty Digital, Inc. ("Liberty Digital") common stock for proceeds of $33.5 million and recognized a pre-tax loss of $1.0 million. Such loss was recorded as a reclassification from accumulated other comprehensive income to other expense. As of March 31, 2000 and December 31, 1999, the Company has recorded its investment in Liberty Digital at its estimated fair value of $35.2 million and $111.7 million, respectively.

     Adelphia Business Solutions, Inc.
     During the three months ended March 31, 2000, the Company sold all of its shares of Adelphia Business Solutions, Inc. ("Adelphia") for proceeds of $38.9 million and recognized a pre-tax loss of $1.9 million. Such loss was recorded as a reclassification from accumulated other comprehensive income to other expense. As of December 31, 1999, the Company has recorded its investment in Adelphia at its estimated fair value of $35.1 million.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   NOTES PAYABLE

     Bank Credit Facility
     During the three months ended March 31, 2000, the Company repaid the remaining outstanding balance on its credit facility with proceeds from an advance from Comcast and proceeds from the sale of certain investments (see
     Note 3) and terminated the bank credit facility. In connection with the repayment and termination of the bank credit facility, the Company expensed unamortized debt issues costs of $1.5 million, which resulted in an extraordinary loss, net of tax, of $1.0 million.

     Interest Rates
     As of March 31, 2000 and December 31, 1999, the Company's effective weighted average interest rate on its notes payable outstanding was 8.77% and 8.52%, respectively.

5.   RELATED PARTY TRANSACTIONS

     The Company has an affiliation agreement with QVC, Inc. ("QVC"), an electronic retailer and a majority-owned and controlled subsidiary of Comcast, to carry its programming. In return for carrying QVC programming, the Company receives an allocated portion, based upon market share, of a percentage of net sales of merchandise sold to QVC customers located in the Company's service area. For the three months ended March 31, 2000, the Company's revenues include $0.8 million relating to QVC.

     Comcast, through a management agreement, manages the operations of the Company's subsidiaries, including rebuilds and upgrades. The management agreement generally provides that Comcast will supervise the management and operations of the cable systems and arrange for and supervise certain administrative functions. As compensation for such services, the agreements provide for Comcast to charge management fees of 6% of gross revenues. Comcast charged the Company's subsidiaries management fees of $7.7 million during the three months ended March 31, 2000. These management fees are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

     The Company purchases certain other services, including insurance and employee benefits, from Comcast under cost-sharing arrangements on terms that reflect Comcast's actual cost. The Company reimburses Comcast for certain other costs (primarily salaries) under cost-reimbursement arrangements. Under all of these arrangements, the Company incurred total expenses of $41.7 million during the three months ended March 31, 2000. Programming expense includes $10.2 million during the three months ended March 31, 2000, relating to programming purchased by the Company from suppliers in which Comcast holds an equity interest.

     Accounts payable and accrued expenses - related parties in the Company's condensed consolidated balance sheet as of March 31, 2000 primarily consists of amounts due to Comcast and its affiliates under the cost-sharing arrangements described above and amounts payable to Comcast and its affiliates as reimbursement for payments made, in the ordinary course of business, by such affiliates on behalf of the Company.

     The Company has entered into a custodial account arrangement with Comcast Financial Agency Corporation ("CFAC"), a wholly owned subsidiary of Comcast, under which CFAC provides cash management services to the Company. Under this arrangement, the Company's cash receipts are deposited with and held by CFAC, as custodian and agent, which invests and disburses such funds at the direction of the Company. As of March 31, 2000, none of the Company's cash was held by CFAC.

     Garden State
     Under a consulting agreement, Lenfest advised Garden State on various operational and financial matters for a consulting fee of 3% of Garden State's gross revenues. During the three months ended March 31, 1999, Garden State obtained its cable television programming from Satellite Services, Inc. ("SSI"), an affiliate of AT&T, through Lenfest. The programming services were at a rate which was not more than Garden State could obtain

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     independently. For the three months ended March 31, 1999, the total programming obtained by Garden State through Lenfest was approximately $4.8 million.

     Satellite Services, Inc.
     During the three  months  ended  March 31,  1999,  Lenfest  was party to an agreement whereby SSI provided certain cable television programming to Lenfest and its unconsolidated cable television affiliates with programming services at a rate which is not more than Lenfest could obtain independently. For the three months ended March 31, 1999, Lenfest incurred programming expenses of $19.3 million under this agreement.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     During the three months ended March 31, 2000, the Company acquired all of the common stock of Lenfest for approximately 121.4 million shares of Comcast Class A Special Common Stock (see Note 1). The fair values of the assets and liabilities acquired by the Company during the three months ended March 31, 2000 are presented as follows (in millions):


           Investments, principally in affiliates.............     $579.7
           Property, plant & equipment........................    1,200.7
           Goodwill, deferred franchise costs and other
             intangible assets................................    7,718.6
           Other assets.......................................      329.2
           Notes payable and obligations under capital
             leases...........................................   (1,543.5)
           Deferred tax liability.............................   (2,059.6)
           Other liabilities..................................     (147.9)
                                                               ----------
                    Net assets acquired.......................   $6,077.2
                                                               ==========

     The Company  made cash  payments  for  interest of $16.8  million and $13.1
     million   during  the  three   months   ended  March  31,  2000  and  1999,
     respectively.

     The Company  made cash  payments  for income taxes of $1.6 million and $0.2
     million   during  the  three   months   ended  March  31,  2000  and  1999,
     respectively.

7.   COMMITMENTS AND CONTINGENCIES

     Contingencies
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     The Company reached a tentative agreement with a state regulatory agency to resolve certain outstanding rate disputes. The Company has established reserves during the fourth quarter of 1999 to satisfy potential liabilities arising from this proposed settlement.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction H to Form 10-Q, except as noted below.

Results of Operations

     Our summarized consolidated financial information for the three months ended March 31, 2000 and 1999 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                              Three Months Ended
                                                                  March 31,          Increase / (Decrease)
                                                               2000        1999         $           %
                                                             --------    --------    --------    --------
Revenues...............................................        $132.3      $125.8        $6.5         5.2%
Service, programming, selling, general and
   administrative and direct non-cable expenses........          90.0        74.3        15.7        21.1
                                                             --------    --------    --------
Operating income before depreciation and
   amortization (1)....................................          42.3        51.5        (9.2)      (17.9)
Depreciation and amortization..........................         175.8        35.0       140.8          NM
                                                             --------    --------    --------    --------
Operating (loss) income................................        (133.5)       16.5      (150.0)         NM
                                                             --------    --------    --------    --------
Interest expense.......................................          30.5        29.5         1.0         3.4
Interest income on notes receivable from affiliate.....          (0.4)                    0.4          NM
Equity in net loss (income) of affiliates..............           4.9        (2.3)        7.2          NM
Other expense..........................................           2.1         1.2         0.9        75.0
Income tax benefit.....................................         (50.7)                   50.7          NM
                                                             --------    --------    --------    --------
Loss from continuing operations before
   extraordinary items.................................       ($119.9)     ($11.9)    ($108.0)         NM
                                                             ========    ========    ========    ========

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

     Revenues

     Of the $6.5 million increase for the three month period from 1999 to 2000, $3.8 million is due principally to subscriber growth in digital cable and cable modem Internet access service, $1.9 million is due to subscriber growth in analog cable service and $2.9 million is related to changes in rates, offset by the effects of a $1.6 million decrease in pay per view revenue as a result of fewer events during the three months ended March 31, 2000 and a $0.5 million decrease related to operations which were sold in January 2000.

     Service,   Programming,   Selling,  General  &  Administrative  and  Direct
     Non-Cable Expenses

     Of the $15.7 million increase for the three month period from 1999 to 2000, $4.6 million is due to increases in the costs of cable programming as a result of changes in rates, subscriber growth and additional channel offerings, $1.3 million is due principally to subscriber growth in cable modem Internet access service, and $10.7 million is principally attributable to management fees charged by Comcast Corporation and Comcast Cable Communications, Inc., offset by the effects of a $0.7

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

million decrease in pay per view programming costs as a result of fewer events during the three months ended March 31, 2000 and a $0.2 million decrease in expenses related to operations which were sold in January 2000. It is anticipated that our cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Management Agreement

     See Note 5 to our condensed  consolidated  financial statements included in
Item 1.

     Depreciation and Amortization Expense

     The $140.8 million increase for the three month period from 1999 to 2000 is primarily a result of the effects of our merger with Lenfest Communications, Inc. ("Lenfest") in January 2000 and the effects of our capital expenditures.

     Interest Expense

     The $1.0 million increase for the three month period from 1999 to 2000 is due to higher outstanding balances on our long-term debt and to increases in the effective weighted average interest rate on our long-term debt.

     Equity in Net Loss (Income) of Affiliates

     The $7.2 million increase for the three month period from 1999 to 2000 is primarily due to the amortization of the excess of the Company's investment in Garden State Cablevision, L.P. ("Garden State") over the Company's proportionate interest in the book value of Garden State's net assets during the three months ended March 31, 2000.

     Other Expense

     During the three months ended March 31, 2000, we recognized pre-tax losses of $2.9 million on sales of certain of our fair value method investments. These losses were recorded as a reclassification from accumulated other comprehensive income to other expense.

     Income Tax Benefit

     The $50.7 million income tax benefit for the three months ended March 31, 2000 is primarily a result of the effects of the increase in our loss before income tax and minority interest.

     We believe that our losses will not significantly affect the performance of our normal business activities because of our existing cash and cash equivalents, our ability to generate operating income before depreciation and amortization and our ability to obtain external financing.

     We believe that our operations are not materially affected by inflation.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           We are subject to legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or liquidity.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

               10.1 Agreement and Plan of Merger among  Lenfest  Communications,
                    Inc., Comcast Corporation and Comcast LCI Holdings, Inc., dated as of November 16, 1999 (incorporated by reference to Exhibit 10.1 to the Comcast Corporation Current Report on Form 8-K filed on December 13, 1999).

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               (i) We filed a Current Report on Form 8-K under Item 1 on January 21, 2000 relating to Comcast Corporation's announcement that it had completed its acquisition of Lenfest Communications, Inc. and merged Lenfest Communications, Inc. with and into us.

                   COMCAST LCI HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 COMCAST LCI HOLDINGS, INC.
                                                 -------------------------------






                                                 /S/ LAWRENCE J. SALVA
                                                 -------------------------------

                                                 Lawrence J. Salva
                                                 Senior Vice President
                                                 (Principal Accounting Officer)




Date: May 15, 2000